Form 10-Q
period 1995-02-28
WATERHOUSE INVESTOR SERVICES INC
filed 1995-04-13
CIK 812712

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 1995        Commission file number 0-15948


                    WATERHOUSE INVESTOR SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                           13-3400568
	 	 (State or other jurisdiction of        (I.R.S. Employer I.D. Number)
     incorporation or organization)

                   100 Wall Street, New York, NY 10005
            (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code: (212) 806-3500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      X   Yes               No
                                  ------            ------

The number of shares outstanding of Common Stock (par value $.01 per share) as of February 28, 1995 was 9,153,678.

                       WATERHOUSE INVESTOR SERVICES, INC.
                         Quarterly Report on Form 10-Q
                    For the Quarter Ended February 28, 1995

                                       Index

Part I - FINANCIAL INFORMATION                                         PAGE
Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of
         February 28, 1995 and August 31, 1994                           3

         Consolidated Statements of Income for the Three and Six
         Months Ended February 28, 1995 and February 28, 1994            4

         Consolidated Statements of Cash Flows for the Six Months
         Ended February 28, 1995 and February 28, 1994	                 5

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations			                                   7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults upon Senior Securities                                11

Item 4.  Submission of Matters to a Vote of Security Holders            11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                              11

EXHIBIT A                                                               12

EXHIBIT B                                                               13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              (unaudited)
                                                February           August
                                                   1995     	       1994
                                               -----------       ----------
ASSETS:
  Cash and due from banks	                    $  9,988,074      $  7,728,832
  Interest bearing deposits with other banks     5,000,000          ---
  Fed funds sold                                21,600,000          ---
  Investment securities                         20,237,375         7,532,305
  Receivable from brokers and dealers            9,460,768        10,260,515
  Receivable from customers, net               284,952,364       275,821,544
  Deposits with clearing organizations           3,547,104         3,527,517
  Furniture, equipment and
  leasehold improvements, net                    6,560,701         7,382,326
  Memberships in exchanges                         698,000           698,000
  Other assets                                   3,570,722         2,829,401
                                               ------------     ------------
      Total assets                            $365,615,108      $315,780,440
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Broker loans and overdrafts               $ 99,558,928      $ 76,283,181
    Deposits                                    15,872,633           ---
    Payable to brokers and dealers              13,347,788        17,502,736
    Payable to customers                       117,227,481       106,028,013
    Dividends payable                             ---              1,830,736
    6% convertible subordinated notes           48,500,000        48,500,000
    Accounts payable, taxes payable,
     accrued expenses and other liabilities     13,801,141        16,032,541
                                               ------------     ------------
    Total liabilities                          308,307,971       266,177,207
                                               ============     ============


Stockholders' Equity:
  Common stock, $.01 par value,
   20,000,000 shares authorized
   and 9,403,680 shares issued                     94,038            94,038
  Additional paid in capital                    9,167,551         9,167,551
  Retained earnings                            49,053,918        41,350,014
  Less:
  Treasury Stock, 250,002 shares, at cost      (1,008,370)       (1,008,370)
                                               -----------       -----------
  Total stockholders' equity                   57,307,137        49,603,233
                                              -----------       -----------
  Total liabilities and stockholders' equity $365,615,108      $315,780,440
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

                WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                              Three Months Ended           Six Months Ended
                             Feb 28,       Feb 28,       Feb 28,      Feb 28,
                              1995          1994          1995          1994
                          -----------   -----------   -----------   -----------
INTEREST INCOME:
  Margin loans           $  5,867,553  $  3,523,489  $ 10,904,630  $  6,792,515
  Short-term investments      531,744        14,879       576,730        15,038
  Other interest income       145,188        59,267       243,027       103,508
                            ---------    ----------    ----------    ----------
    Total interest income   6,544,485     3,597,635    11,724,387     6,911,061
                           ==========    ==========    ==========    ==========

INTEREST EXPENSE:
  Broker loans
   and overdrafts           1,620,475       656,957     2,646,925     1,501,642
  6% convertible
  subordinated notes          727,500       591,667     1,455,000       591,667
  Other                       333,513        45,071       501,990        87,763
                            ----------    ----------    ----------    ---------
  Total interest expense    2,681,488     1,293,695     4,603,915     2,181,072
                           ----------    ----------    ----------    ----------
    Net interest income     3,862,997     2,303,940     7,120,472     4,729,989
                           ----------    ----------    ----------    ----------

NONINTEREST INCOME:
  Commissions and
   clearing fees           19,568,675    21,060,918    38,027,604    40,845,595
  Mutual fund revenues      2,229,899     1,751,193     4,198,927     3,320,239
  Other                     2,911,861     2,440,724     5,450,501     4,860,019
                           ----------    ----------    ----------    ----------
 Total noninterest income  24,710,435    25,252,835    47,677,032    49,025,853
                           ----------    ----------    ----------    ----------
    Total income           28,573,432    27,556,775    54,797,504    53,755,842
                           ----------    ----------    ----------    ----------

OPERATING EXPENSES:
Employee comp and benefits 9,293,711     8,673,120    18,045,185    16,645,390
Communications and
data processing            4,411,334     3,841,475     8,455,480     7,486,227
Advertising and promotion  1,908,567     1,047,113     3,293,528     1,923,873
Clearing fees              1,084,356     1,105,091     2,093,562     2,090,677
Occupancy                  1,029,329       920,069     2,024,943     1,786,068
Stationery and postage     1,016,071     1,162,278     1,869,852     2,116,004
Depreciation and amort       558,852       399,301     1,098,925       686,775
Professional fees            557,164       315,057     1,501,615       652,797
Other                      1,713,575     1,094,998     3,145,313     2,572,445
                          ----------    ----------    ----------    ----------
 Total operating expenses 21,572,959    18,558,502    41,528,403    35,960,256
                          ----------    ----------    ----------    ----------
Income before income taxes 7,000,473     8,998,273    13,269,101    17,795,586

Income tax provision       2,961,093     3,970,840     5,565,197     7,807,176
                          ----------    ----------    ----------    ----------
    Net income           $ 4,039,380   $ 5,027,433   $ 7,703,904   $ 9,988,410
                         ===========   ===========   ===========   ===========

Weighted average shares
 outstanding               9,202,008     9,167,868     9,202,008     9,168,081
Primary earnings per share     $ .44         $ .55          $.84         $1.09
Fully diluted earnings
 per share                     $ .41         $ .51          $.79         $1.05

The accompanying notes are an integral part of these financial statements.

               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             February 28,        February 28,
                                                 1995                1994
                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $ 7,703,904        $ 9,988,410
Non cash items included in net income:
  Amortization of debt issuance costs              70,236                ---
  Depreciation and amortization                 1,028,689            686,775
(Increases) decreases in operating assets:
  Receivable from brokers and dealers             799,747         (4,597,873)
  Receivable from customers, net               (9,130,820)       (47,547,865)
  Deposits with clearing organizations            (19,587)          (915,970)
  Other assets                                   (811,557)          (306,169)
Increases (decreases) in operating liabilities:
  Broker loans and overdrafts                  23,275,747        (25,188,893)
  Deposits                                     15,872,633                ---
  Payable to brokers and dealers               (4,154,948)         4,523,561
  Payable to customers                         11,199,468         26,514,734
  Accounts payable, taxes payable,
  accrued expenses, and other liabilities      (2,231,400)        (3,168,512)
                                               -----------        -----------
CASH PROVIDED BY (USEDIN) OPERATING ACTIVITIES 43,602,112        (40,011,802)
                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
6% convertible subordinated notes                     ---         50,000,000
Debt issuance costs, net                              ---         (1,412,775)
Dividends paid                                 (1,830,736)        (1,521,494)
Exercise of stock options                             ---             90,544
                                               -----------        -----------
CASH (USEDIN) PROVIDED BY FINANCING ACTIVITIES (1,830,736)        47,156,275
                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest bearing deposits with other banks     (5,000,000)               ---
Fed funds sold                                (21,600,000)               ---
Investment securities                         (12,705,070)               ---
Purchase of furniture, equipment and
  leasehold improvements                         (207,064)        (3,038,608)
                                               -----------        -----------
CASH (USED IN) INVESTING ACTIVITIES           (39,512,134)        (3,038,608)
                                               -----------        -----------
INCREASE IN CASH AND DUE FROM BANKS             2,259,242          4,105,865
CASH AND DUE FROM BANKS, beginning of period    7,728,832          5,806,314
                                               -----------        -----------
CASH AND DUE FROM BANKS, end of period        $ 9,988,074        $ 9,912,179
                                              ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                        $ 4,079,908        $ 1,621,629
                                              ===========        ===========
Cash paid for income taxes                    $ 6,466,888        $ 8,422,277
                                               ===========        ===========

The accompanying notes are an integral part of these financial statements.

             WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  SUMMARY OF ACCOUNTING PRINCIPLES
    The accompanying consolidated financial statements include the accounts of Waterhouse Investor Services, Inc. (the "Company") and its wholly-owned subsidiaries, the most significant of which is Waterhouse Securities, Inc. ("Waterhouse Securities"), a securities brokerage firm which is registered with the Securities and Exchange Commission (the "SEC"). Effective October 13, 1994, the Company became registered as a bank holding company. Such statements have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the SEC and reflect all adjustments (which include only normal recurring adjustments) which are necessary to present a fair statement of the results for the interim periods reported. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1994.

2. CAPITAL ADEQUACY
   Since being approved as a bank holding company, the Company closely monitors its capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below the Company's capital ratios were in excess of the regulatory requirements to be deemed "Well Capitalized" for the period ended February 28, 1995.

                              Regulatory                         Waterhouse
                            Minimum to be        Company's     National Bank's
                          "Well Capitalized"    Capital Ratio   Capital Ratios
                          ------------------    -------------   ---------------
    Total Capital Ratio       10.0%              18.14%             105.90%
    Tier 1 Capital Ratio       6.0%              18.14%             105.90%
    Tier 1 Leverage Ratio      5.0%              16.50%              26.43%

      As a broker-dealer, Waterhouse Securities is subject to the SEC's Uniform Net Capital Rule. Waterhouse Securities has elected the alternative method allowed by the Rule under which net capital, as defined, shall not be less than 2% of aggregate debit items, as defined. At February 28, 1995, Waterhouse Securities had net capital in excess of its required net capital.

3. RECLASSIFICATION
      The consolidated statements of income and cash flows for the three and six months ended February 28, 1994 have been reclassified to conform with the presentation adopted for the three and six months ended February 28, 1995 because of the Company's registration as a bank holding company.

4. INVESTMENT SECURITIES
      The following is a comparison of the carrying amount and approximate market values:

                        February 28, 1995              August 31, 1994
                     Carrying   Approximate        Carrying   Approximate
                      Amount    Market Value        Amount    Market Value
                    ----------  ------------      ----------  ------------
U.S. Treasury      $18,787,375   $18,809,000      $7,082,305    $7,075,863
Other securities     1,450,000     1,450,000         450,000       450,000
                    -----------   -----------      ----------   ----------
Total              $20,237,375   $20,259,000      $7,532,305    $7,525,863
                   ===========   ===========      ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Waterhouse Investor Services, Inc. was formed in 1987 as a holding company and became registered as a bank holding company in 1994. The principal operating subsidiary of the Company is Waterhouse Securities, Inc. which was established in 1978. Waterhouse Securities, a member firm of the NYSE and other principal exchanges, conducts business as a discount broker offering reduced commission rates to individual investors. Waterhouse National Bank was established in 1994 as a wholly-owned subsidiary of the Company and will provide the Company with the ability to offer expanded financial services and products to the customer base of Waterhouse Securities.

The securities industry has always been subject to volatility and sizable market swings. In the past, this volatility has had little effect on the financial condition of Waterhouse Securities. In addition, management feels that the effect of this volatility on the results of the Company's operations for any specific period of time may not be representative of the general trend in the securities industry or operations of Waterhouse Securities.


RESULTS OF OPERATIONS

The Company has experienced rapid growth in customer accounts, trade processing activity and revenues during the past several years. The Company believes that favorable market conditions and increasing participation of individual investors have contributed substantially to this growth. However, the Company also believes that its historical growth is attributable in large measure to the expansion of its branch office network, the introduction of new products and services, increased advertising and marketing expenditures, and growth in the number of individuals comprising the Company's target market.

Waterhouse has historically derived nearly all its revenue from commissions charged on securities transactions and from interest earned on customer margin balances. As a result, the revenues and earnings of the Company are directly and materially affected by changes in the volume and price level of securities transactions, the amount of customer margin loans and the Company's cost of funds used to finance such loans. Accordingly, the Company's revenues and earnings have fluctuated materially from quarter to quarter. Shortly after the Federal Reserve Board (the "FRB") began raising interest rates in February 1994, trading activity slowed. This slowdown, along with the Company's added expenses from expansion of services, the branch office network, and Waterhouse National Bank had a negative impact on its earnings in the second quarter.

The following table sets forth selected consolidated financial data as percentages of total revenues and the percentage increase in each item over the amount for the previous period:

                                                               Second Quarter
                                                                   FY 1995
                                                                compared to
                            Second Quarter   Second Quarter    Second Quarter
                               FY 1995           FY 1994           FY 1994
                            --------------   --------------   -----------------
Income:
Net interest income             13.5%            8.4%               67.7%
Commissions and clearing fees   68.5%           76.4%               -7.1%
Mutual fund revenues             7.8%            6.4%               27.3%
Other noninterest income        10.2%            8.8%               19.3%
                               ------          ------
                               100.0%          100.0%                3.7
                               ------          ------
Operating Expenses:
Employee compensation           32.5%           31.5%                7.2%
Communications, clearing
 and stationery                 22.8%           22.2%                6.6%
Advertising                      6.7%            3.8%               82.3%
Occupancy                        3.6%            3.3%               11.9%
Other operating expenses         9.9%            6.5%               56.4%
                                ------          ------
                                75.5%           67.3%               16.2%
                               -------          ------
Income before income taxes      24.5%           32.7%              -22.2%

Income tax provision            10.4%           14.4%              -25.4%
                               ------          ------
Net income                      14.1%           18.3%              -19.7%
                               ======          ======


INCOME

NET INTEREST INCOME. Currently, Waterhouse Securities' primary source of interest income is margin loans to customers. These loans are financed primarily through bank loans, credit balances in customer accounts (known as free credit balances) and subordinated debt. Net interest income (interest income less interest expense) is directly affected by the level of such loans, the interest rate charged on those loans, which is based on the then-applicable broker call rate, and the cost of financing. Net interest income increased for the second quarter of fiscal year 1995 by 68% from that of the same period in the prior year. Such increase in net interest income is primarily a result of a 10% increase in average customer margin loans, and an increase in the broker call rate from 5% to 7.75% during the period. As Waterhouse National Bank becomes fully operational, net interest income is expected to further increase and become a greater percentage of total income.

COMMISSIONS AND CLEARING FEES. Waterhouse Securities acts primarily as an agent for customer trading activity, and therefore, the commissions earned by Waterhouse Securities are directly affected by the number of trades executed and cleared, as well as the average commission rate per trade. During the second quarter of fiscal year 1995, the number of trades executed and cleared by Waterhouse Securities was relatively constant while the average commission per trade dropped approximately 8% as compared with the second quarter of fiscal 1994.

MUTUAL FUND REVENUES. Included in mutual fund revenues are commission fees on mutual fund and money market transfers. Such revenues increased 27% for the second quarter of fiscal year 1995 over the same period in the prior year, primarily due to a corresponding increase in money market balances.

OTHER NONINTEREST INCOME. Included in other noninterest income are payments received for order flow and other miscellaneous revenues. The increase of 19% for the second quarter of fiscal year 1995 was primarily a result of increased participation by the Company in the order flow rebate market. The SEC has issued new regulations requiring additional disclosure of fees received by brokers for order flow. No assurance can be given that any such additional disclosure will not have an adverse effect on the Company's revenues.

EXPENSES

EMPLOYEE COMPENSATION. Employee compensation represented approximately 43% of total pre-tax operating expenses in the second quarter of fiscal 1995, the Company's largest expense. This expense primarily includes salaries, bonuses, profit sharing plan contributions and other related benefits and taxes. Employee compensation expense is directly impacted by the number of employees, and partially impacted by the profits of the Company, as the bonuses and contributions to the profit sharing plan are dependent on income before taxes.

Employee compensation increased 7% in the second quarter of fiscal 1995 over the second quarter of fiscal 1994, primarily as a result of an increase in the number of employees from February 28, 1994 to February 28, 1995. These increases were necessary to support the rapid branch expansion from 56 as of February 28, 1994 to 64 as of February 28, 1995, as well as the staffing of Waterhouse National Bank.

COMMUNICATIONS AND DATA PROCESSING, CLEARING FEES AND STATIONERY AND POSTAGE. These categories are primarily composed of variable charges related to executing and clearing customer transactions, telephone, computer service, quotation, clearance, floor brokerage, envelopes and postage charges. These charges increased 7% for the second quarter of fiscal year 1995 primarily due to the continuous upgrading of the company's technology, which includes
Trade Direct and a nationwide telephone system.

ADVERTISING. As the branch network expanded at its rapid rate over the past several years, Waterhouse Securities increased its advertising campaign with larger and more frequent advertising. The Company's advertisements appear on a regular basis in national publications, such as The Wall Street Journal, Barron's and Investor's Daily, and run regularly on CNBC and other cable television networks. As a result, advertising and promotion expense increased 82% for the second quarter of fiscal year 1995 over the second quarter of the prior year.

OCCUPANCY. Occupancy expense increased 12% in the second quarter of fiscal 1995 vs. the second quarter of fiscal 1994. This increase was primarily attributable to an increase in rental expense resulting from the expansion of the Company's branch office network and corporate headquarters.

OTHER OPERATING EXPENSES. Included in other operating expenses are depreciation and amortization, insurance, professional fees and other miscellaneous expenses. Other operating expenses amounted to $2.8 million in the second quarter of fiscal year 1995, resulting in an increase of 56% as compared to the second quarter of fiscal 1994. This increase is primarily attributable to equipment purchased used in the general expansion of the Company's business during the period.

FINANCIAL CONDITION

As of February 28, 1995, the Company's financial position remained strong with over 97% of total assets consisting of cash, fed funds sold, investment securities and receivables. The Company's assets primarily consist of receivables from other broker-dealers and customers. Customer receivables of $285 million at February 28, 1995 are secured by readily marketable securities, some of which are used to collateralize bank loans of $99 million. The Company's other assets consist principally of office and operating equipment.

Stockholders' equity as of February 28, 1995 was over $57 million, an increase in excess of $7 million since August 31, 1994. Such increase was due to earnings during the first six months of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

With the establishment of the Waterhouse National Bank on October 13, 1994, the Company became subject to regulation as a registered bank holding company, under the Bank Holding Company Act. As such, the Company is subject to examination by the FRB, regulatory reporting requirements, minimum capital requirements and ratios, certain restrictions on non-banking activities, transactions with affiliates, tie-in arrangements, changes in control, dividend payments, redemptions and other payments to security holders, and other restrictions. Under FRB policy, the Company, as a bank holding company, will be expected to act as a source of financial strength to Waterhouse National Bank and to commit resources to support the Bank. Currently, both the Company and the Bank have adequate capital, in excess of minimum requirements.

Waterhouse Securities is subject to rules adopted by the SEC, the NASD, the NYSE and various state securities law administrators which are designed to measure the general financial integrity and liquidity of broker-dealers by determining the amount of their net capital. Waterhouse Securities may not pay dividends, distribute capital, prepay subordinated indebtedness or redeem or repurchase shares of its capital stock if, thereafter, it would be in violation of any such rules. In the past, Waterhouse Securities has at all times maintained net capital in excess of the minimum amount of net capital required to be maintained by such rules, and, as of February 28, 1995, Waterhouse Securities had net capital in excess of the minimum amount of net capital required to be so maintained.

The Company had available formal and informal lines of credit of approximately $235 million (of which $99 million was utilized) at February 28, 1995, which require collateralization upon utilization. These lines of credit, payables to customers, and the convertible subordinated notes are the primary sources of liquidity for the Company. Management believes that these primary sources of liquidity, along with the equity of the Company, are sufficient to meet the working capital needs of its subsidiaries including expansion of the securities, clearing and banking operations, as well as any possible future acquisitions.

EFFECTS OF INFLATION

For the six month period ended February 28, 1995, there was no material effect on the Company due to inflation.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         In the ordinary course of its business the Company is involved in certain routine legal matters in which, in the opinion of management, based on its discussions with counsel, are not expected to have a material adverse effect on the Company's consolidated financial condition.

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         On February 7, 1995, the Company held its Annual Meeting of Stock-holders. A proposal to approve the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending August 31,1995, was presented to the Stockholders for ratification. The Stockholders approved such proposal with 8,537,127 votes cast for, 62,580 votes cast against, and 33,030 abstentions.

         In addition, the Company nominated four directors to serve until the Annual Meeting of Stockholders in 1998. Proxy statements listing such nominations were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All such nominees were elected with the following votes cast:

                                       For         Authority to Vote Withheld
                                     ---------    ---------------------------
   Lawrence M. Waterhouse, Jr.       8,510,129                122,608
   Jerome Belson                     8,519,756                112,981
   George F. Staudter                8,517,907                114,830
   Peter A. Wigger                   8,517,489                115,248


Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit A - Computation of Earnings Per Common and Common
                     Equivalent Shares
         Exhibit B - Computation of Ratio of Earnings to Fixed Charges


                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WATERHOUSE INVESTOR SERVICES, INC.


Date:  April 12, 1995                  By: /s/ Lawrence M. Waterhouse Jr.
                                           -------------------------------
                                           Lawrence M. Waterhouse, Jr.
                                           Chairman & Chief Executive Officer


Date:  April 12, 1995                  By: /s/ Bernard Siegel
                                           --------------------------------
                                           M. Bernard Siegel
                                           Chief Financial Officer