Form 10-Q
period 1995-05-31
WATERHOUSE INVESTOR SERVICES INC
filed 1995-07-11
CIK 812712

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 1995            Commission file number 0-15948


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

The number of shares outstanding of Common Stock (par value $.01 per share) as of May 31, 1995 was 9,153,678.

                 WATERHOUSE INVESTOR SERVICES, INC.
                    Quarterly Report on Form 10-Q
                 For the Quarter Ended May 31, 1995

                                Index

Part I - FINANCIAL INFORMATION                                        PAGE
Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of
         May 31, 1995 and August 31, 1994                                    3

         Consolidated Statements of Income for the Three and Nine
         Months Ended May 31, 1995 and May 31, 1994                          4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended May 31, 1995 and May 31, 1994	                                5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations			                        7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  11

EXHIBIT A                                                                   12

EXHIBIT B                                                                   13
                                    2

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             (Unaudited)
                                                                May 31,               August 31,
                                                                 1995      	      1994
                                                              -----------            -----------
ASSETS:
  Cash and due from banks	                                   $ 11,188,911           $  7,728,832
  Interest bearing deposits with other banks                   17,000,000                    ---
  Fed funds sold                                               24,400,000                    ---
  Investment securities                                        27,346,290              7,532,305
  Receivable from brokers and dealers                           6,863,312             10,260,515
  Receivable from customers, net                              294,662,130            275,821,544
  Deposits with clearing organizations                          3,732,604              3,527,517
  Notes Receivable                                              5,000,000                    ---
  Furniture, equipment and leasehold improvements, net          6,483,106              7,382,326
  Memberships in exchanges                                        698,000                698,000
  Other assets                                                  4,038,984              2,829,401
                                                             ------------           ------------
        Total assets                                         $401,413,337           $315,780,440
                                                             ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Broker loans and overdrafts                              $ 73,365,339           $ 76,283,181
    Deposits                                                   49,058,230                    ---
    Payable to brokers and dealers                             18,315,240             17,502,736
    Payable to customers                                      127,359,686            106,028,013
    Dividends payable                                                 ---              1,830,736
    6% convertible subordinated notes                          48,500,000             48,500,000
    Accounts payable, taxes payable, accrued expenses
     and other liabilities                                     22,350,739             16,032,541
                                                             ------------           ------------
    Total liabilities                                         338,949,234            266,177,207
                                                             ============           ============


Stockholders' Equity:
  Common stock, $.01 par value, 20,000,000 shares
    authorized and 9,403,680 shares issued                        94,038                94,038
  Additional paid in capital                                   9,167,551             9,167,551
  Retained earnings                                           54,210,884            41,350,014
  Less:
  Treasury Stock, 250,002 shares, at cost                     (1,008,370)           (1,008,370)
                                                             -----------           -----------
  Total stockholders' equity                                  62,464,103            49,603,233
                                                             -----------           -----------
    Total liabilities and stockholders' equity              $401,413,337          $315,780,440
                                                            ============          ============

The accompanying notes are an integral part of these financial statements.

             WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                           Three Months Ended           Nine Months Ended
                                          May 31,       May 31,        May 31,       May 31,
                                           1995          1994           1995          1994
                                        -----------   -----------    -----------   -----------
INTEREST INCOME:
  Margin loans                         $  6,110,191  $  3,915,118    $17,014,821   $10,707,633
  Short-term investments                    702,880           ---      1,279,610        15,038
  Other interest income                     171,238        63,377        414,265       166,885
                                         ----------    ----------     ----------    ----------
    Total interest income                 6,984,309     3,978,495     18,708,696    10,889,556
                                         ==========    ==========     ==========    ==========

INTEREST EXPENSE:
  Broker loans and overdrafts             1,381,295       817,787      4,028,220     2,319,429
  6% convertible subordinated notes         727,500       742,500      2,182,500     1,334,167
  Other                                     603,775        72,473      1,105,765       160,236
                                         ----------    ----------     ----------    ----------
    Total interest expense                2,712,570     1,632,760      7,316,485     3,813,832
                                         ----------    ----------     ----------    ----------
    Net interest income                   4,271,739     2,345,735     11,392,211     7,075,724
                                         ----------    ----------     ----------    ----------

NONINTEREST INCOME:
  Commissions and clearing fees          23,876,115    18,884,024     61,903,719    59,729,619
  Mutual fund revenues                    2,558,246     1,815,355      6,757,172     5,129,868
  Other                                   3,195,195     2,315,076      8,645,697     7,180,821
                                         ----------    ----------     ----------    ----------
    Total noninterest income             29,629,556    23,014,455     77,306,588    72,040,308
                                         ----------    ----------     ----------    ----------
    Total income                         33,901,295    25,360,190     88,698,799    79,116,032
                                         ----------    ----------     ----------    ----------

OPERATING EXPENSES:
  Employee compensation and benefits     10,563,021     8,639,795     28,608,207    25,285,185
  Communications and data processing      4,810,340     3,947,919     13,265,821    11,434,146
  Advertising and promotion               1,962,495       975,442      5,256,022     2,899,315
  Stationery and postage                  1,708,350     1,393,019      3,578,203     3,509,023
  Clearing fees                           1,148,568     1,100,125      3,242,130     3,190,802
  Occupancy                               1,115,604       917,997      3,140,547     2,704,065
  Professional fees                         814,951       493,540      2,316,566     1,146,337
  Depreciation and amortization             592,867       515,792      1,691,792     1,202,567
  Other                                   2,375,471     1,237,023      5,520,783     3,809,468
                                         ----------    ----------     ----------    ----------
    Total operating expenses             25,091,667    19,220,652     66,620,071    55,180,908
                                         ----------    ----------     ----------    ----------
Income before income taxes                8,809,628     6,139,538     22,078,728    23,935,124

Income tax provision                      3,652,663     2,717,378      9,217,858    10,524,554
                                         ----------    ----------     ----------    ----------
    Net income                          $ 5,156,965   $ 3,422,160    $12,860,870   $13,410,570
                                        ===========   ===========    ===========   ===========

Weighted average shares outstanding       9,190,592     9,166,132      9,174,120     9,167,620
Primary earnings per share                    $ .56         $ .37          $1.40         $1.46
Fully diluted earnings per share              $ .51         $ .35          $1.30         $1.42

The accompanying notes are an integral part of these financial statements.

             WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                            Nine Months Ended
                                                          May 31,       May 31,
                                                           1995          1994
                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $12,860,870        $13,410,570
Non cash items included in net income:
  Amortization of debt issuance costs                       105,354            114,465
  Depreciation and amortization                           1,691,792          1,202,567
(Increases) decreases in operating assets:
  Receivable from brokers and dealers                     3,397,203         (3,440,487)
  Receivable from customers, net                        (18,840,586)       (56,248,740)
  Deposits with clearing organizations                     (205,087)          (915,970)
  Other assets                                           (1,314,937)          (743,293)
Increases (decreases) in operating liabilities:
  Broker loans and overdrafts                            (2,917,842)       (10,893,948)
  Payable to brokers and dealers                            812,504          1,361,055
  Payable to customers                                   21,331,673         20,814,180
  Accounts payable, taxes payable, accrued expenses,
    and other liabilities                                 6,318,198           (343,332)
                                                        -----------        -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          23,239,142        (35,682,933)
                                                        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
6% convertible subordinated notes                               ---         48,500,000
Deposits                                                 49,058,230                ---
Debt issuance costs, net                                        ---         (1,449,000)
Dividends paid                                           (1,830,736)        (1,521,494)
Proceeds from exercise of stock options                         ---             90,544
                                                        -----------        -----------
CASH PROVIDED BY FINANCING ACTIVITIES                    47,227,494         45,620,050
                                                        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest bearing deposits with other banks              (17,000,000)               ---
Fed funds sold                                          (24,400,000)               ---
Investment securities purchased                         (39,194,985)               ---
Proceeds from maturities of investment securities        19,381,000                ---
Notes Receivable issued                                  (5,000,000)               ---
Purchase of furniture, equipment and
  leasehold improvements                                   (792,572)        (4,112,538)
                                                        -----------        -----------
CASH (USED IN) INVESTING ACTIVITIES                     (67,006,557)        (4,112,538)
                                                        -----------        -----------
INCREASE IN CASH AND DUE FROM BANKS                       3,460,079          5,824,579
CASH AND DUE FROM BANKS, beginning of period              7,728,832          5,806,314
                                                        -----------        -----------
CASH AND DUE FROM BANKS, end of period                  $11,188,911        $11,630,893
                                                        ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                  $ 5,585,758        $ 2,225,764
                                                        ===========        ===========
Cash paid for income taxes                              $ 7,227,797        $12,607,206
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

2. CAPITAL ADEQUACY
      Since being approved as a bank holding company, the Company closely monitors its capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below the Company's capital ratios were in excess of the regulatory requirements to be deemed "Well Capitalized" for the period ended May 31, 1995.

                               Regulatory                             Waterhouse
                              Minimum to be        Company's        National Bank's
                           "Well Capitalized"    Capital Ratio      Capital Ratios
                           ------------------    -------------      ---------------
Total Risk Based Capital Ratio   10.0%               18.73%              62.19%
Tier 1 Risk Capital Ratio         6.0%               18.73%              62.19%
Tier 1 Leverage Ratio             5.0%               15.56%              11.07%

      As a broker-dealer, Waterhouse Securities is subject to the SEC's Uniform Net Capital Rule. Waterhouse Securities has elected the alternative method allowed by the Rule under which net capital, as defined, shall not be less than 2% of aggregate debit items, as defined. At May 31, 1995, Waterhouse Securities had net capital of $29,599,000 in excess of its required net capital of $6,267,000.

3. RECLASSIFICATION
      The consolidated statements of income and cash flows for the three and nine months ended May 31, 1994 have been reclassified to conform with the presentation adopted for the three and nine months ended May 31, 1995 because of the Company's registration as a bank holding company. Certain prior period amounts have been reclassified to conform to the current period presentation.

4. INVESTMENT SECURITIES
      The Investment Securities are held by Waterhouse National Bank and carried at amortized cost since the bank has the intent and the ability to hold these instruments to maturity. The maturity of these instruments range from 6/1/95 to 4/26/96. The following is a comparison of the carrying amount and approximate market values:

                               May 31, 1995                   August 31, 1994
                         Carrying      Approximate        Carrying      Approximate
                          Amount       Market Value        Amount       Market Value
                        ----------     ------------      ----------     ------------
U.S. Government        $25,896,290      $25,947,000      $7,082,305       $7,075,863
 and Agency Securities
Other securities         1,450,000        1,450,000         450,000          450,000
                       -----------      -----------      ----------       ----------
Total                  $27,346,290      $27,397,000      $7,532,305       $7,525,863
                       ===========      ===========      ==========       ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

Waterhouse Investor Services, Inc. was formed in 1987 as a holding company and became registered as a bank holding company in 1994. The principal operating subsidiary of the Company is Waterhouse Securities which was established in 1978. Waterhouse Securities, a member firm of the NYSE and other principal exchanges, conducts business as a discount broker offering reduced commission rates to individual investors. Waterhouse National Bank was established in 1994 as a wholly-owned subsidiary of the Company and will provide the Company with the ability to offer expanded financial services and products to the customer base of Waterhouse Securities.

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

The following table sets forth selected consolidated financial data as percentages of total revenues and the percentage increase in each item over the amount for the previous period:

                                                              Increase %
                                                             Third Quarter
                                                                FY 1995
                              Percentage of Total Revenues    compared to
                             Third Quarter   Third Quarter   Third Quarter
                                FY 1995          FY 1994        FY 1994
                             -------------   -------------   -------------
Income:
Net interest income               12.6%           9.2%           82.1%
Commissions and clearing fees     70.4%          74.5%           26.4%
Mutual fund revenues               7.5%           7.2%           40.9%
Other noninterest income           9.5%           9.1%           38.0%
                                 ------         ------
                                 100.0%         100.0%           33.7
                                 ------         ------
Operating Expenses:
   Employee compensation          31.2%          34.1%           22.3%
   Communications, clearing
     and stationery               22.6%          25.4%           19.0%
   Advertising                     5.8%           3.8%          101.2%
   Occupancy                       3.3%           3.6%           21.5%
   Other operating expenses       11.1%           8.9%           68.4%
                                 ------         ------
                                  74.0%          75.8%           30.5%

   Income before income taxes     26.0%          24.2%           43.5%

   Income tax provision           10.8%          10.6%           34.4%
                                 ------         ------
   Net income                     15.2%          13.6%           50.7%
                                 ======         ======


INCOME

NET INTEREST INCOME. Currently, Waterhouse Securities' primary source of interest income is margin loans to customers. These loans are financed primarily through bank loans, credit balances in customer accounts (known as free credit balances) and subordinated debt. Net interest income (interest income less interest expense) is directly affected by the level of such loans, the interest rate charged on those loans, which is based on the then-applicable broker call rate, and the cost of financing. Net interest income increased for both the third quarter and first nine months of fiscal year 1995 by 82% and 61%,respectively, from that of the same periods in the prior year. Such increase in net interest income is primarily a result of a 8% increase in average customer margin loans, and an increase in the broker call rate from 5.25% to 7.75% during the period. As Waterhouse National Bank becomes fully operational, net interest income is expected to further increase and become a greater percentage of total income.

COMMISSIONS AND CLEARING FEES. Waterhouse Securities acts primarily as an agent for customer trading activity, and therefore, the commissions earned by Waterhouse Securities are directly affected by the number of trades executed and cleared, as well as the average commission rate per trade. During the third quarter and first nine months of fiscal year 1995, the number of trades executed and cleared by Waterhouse Securities was up 30% and 10%, respectively, while the average commission rate per trade was down 3% and 6%, as compared with the same periods of fiscal 1994.

MUTUAL FUND REVENUES. Included in mutual fund revenues are commission fees on mutual fund and money market transfers. Such revenues increased 41% for the third quarter of fiscal year 1995, and 32% for the first nine months over the same periods in the prior year, primarily due to a corresponding increase in money market balances.

OTHER NONINTEREST INCOME. Included in other noninterest income are payments received for order flow and other miscellaneous revenues. The increase of 38% for the third quarter and 20% for the first nine months of fiscal year 1995 were a result of increased participation by the Company in the order flow rebate market. The SEC has issued new regulations requiring additional disclosure of fees received by brokers for order flow. No assurance can be given that any such additional disclosure will not have an adverse effect on the Company's revenues.


EXPENSES

EMPLOYEE COMPENSATION. Employee compensation represented approximately 42% of total pre-tax operating expenses in the third quarter and first nine months of fiscal 1995, the Company's largest expense. This expense primarily includes salaries, bonuses, profit sharing plan contributions and other related benefits and taxes. Employee compensation expense is directly impacted by the number of employees, and partially impacted by the profits of the Company, as the bonuses and contributions to the profit sharing plan are dependent on income before taxes.

Employee compensation increased 22% in the third quarter and 13% for the first nine months, respectively, of fiscal 1995 over the same periods of fiscal 1994, primarily as a result of an increase in the number of employees from 775 in May 1994 to 815 in May 1995. These increases were necessary to support the rapid branch expansion from 60 as of May 31, 1994 to 68 as of May 31, 1995, as well as the staffing of Waterhouse National Bank.

COMMUNICATIONS AND DATA PROCESSING, CLEARING FEES AND STATIONERY AND POSTAGE. These categories are primarily composed of variable charges related to executing and clearing customer transactions, telephone, computer service, quotation, clearance, floor brokerage, envelopes and postage charges. These charges increased 19% for the third quarter and 11% for the first nine months, respectively, of fiscal year 1995 due to increased customer transactions and the continuous upgrading of the company's technology, which includes Trade Direct.

ADVERTISING. As the branch network expanded at its rapid rate over the past several years, Waterhouse Securities increased its advertising campaign with larger and more frequent advertising. The Company's advertisements appear on a regular basis in national publications, such as The Wall Street Journal, Barron's and Investor's Daily, and run regularly on CNBC and other cable television networks. In addition, the Company introduced a host of new services during fiscal 1995. As a result, advertising and promotion expense increased 101% and 81% for the third quarter and first nine months of fiscal year 1995 over the same periods of the prior year.

OCCUPANCY. Occupancy expense increased 22% in the third quarter and 16% for the first nine months, respectively, of fiscal 1995 vs. the same periods in fiscal 1994. This increase was primarily attributable to an increase in rental expense resulting from the expansion of the Company's branch office network and corporate headquarters.

OTHER OPERATING EXPENSES. Included in other operating expenses are depreciation and amortization, insurance, professional fees and other miscellaneous expenses. Other operating expenses amounted to $3.8 million in the third quarter and $9.5 million for the first nine months of fiscal year 1995, resulting in increases of 68% and 55% as compared to the third quarter and first nine months of fiscal 1994, respectively. This increase is primarily attributable to equipment purchased used in the general expansion of the Company's business during the period.

FINANCIAL CONDITION

As of May 31, 1995, the Company's financial position remained strong with over 97% of total assets consisting of cash, interest bearing deposits with other banks, fed funds sold, investment securities and receivables. The Company's assets primarily consist of receiveables from other broker-dealers and customers. Customer receivables of $295 million at May 31, 1995 are secured by readily marketable securities, some of which are used to collateralize bank loans of $73 million. The Company's other assets consist principally of office and operating equipment.

Stockholders' equity as of May 31, 1995 was over $62 million, an increase of almost $13 million since August 31, 1994. Such increase was due to earnings during the first nine months of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

With the establishment of the Waterhouse National Bank on October 13, 1994, the Company became subject to regulation as a registered bank holding company under the Bank Holding Company Act. As such, the Company is subject to examination by the FRB, regulatory reporting requirements, minimum capital requirements and ratios, certain restrictions on non-banking activities, transactions with affiliates, tie-in arrangements, changes in control, dividend payments, redemptions and other payments to security holders, and other restrictions. Under FRB policy, the Company, as a bank holding company, will be expected to act as a source of financial strength to Waterhouse National Bank and to commit resources to support the Bank. Currently, both the Company and the Bank have adequate capital, in excess of minimum requirements.

Waterhouse Securities is subject to rules adopted by the SEC, the NASD, the NYSE and various state securities law administrators which are designed to measure the general financial integrity and liquidity of broker-dealers by determining the amount of their net capital. Waterhouse Securities may not pay dividends, distribute capital, prepay subordinated indebtedness or redeem or repurchase shares of its capital stock if, thereafter, it would be in violation of any such rules. In the past, Waterhouse Securities has at all times maintained net capital in excess of the minimum amount of net capital required to be maintained by such rules, and, as of May 31, 1995, Waterhouse Securities had net capital in excess of the minimum amount of net capital required to be so maintained.

The Company had available formal and informal lines of credit of approximately $255 million (of which $73 million was utilized) at May 31, 1995, which require collateralization upon utilization. These lines of credit, payables to customers, and the convertible subordinated notes are the primary sources of liquidity for the Company. Management believes that these primary sources of liquidity, along with the equity of the Company, are sufficient to meet the working capital needs of its subsidiaries including expansion of the securities, clearing and banking operations, as well as any possible future acquisitions.


EFFECTS OF INFLATION

For the nine month period ended May 31, 1995, there was no material effect on the Company due to inflation.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

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


                                        WATERHOUSE INVESTOR SERVICES, INC.


Date:  July 12, 1995                    By: /s/ Lawrence M. Waterhouse Jr.
                                            ------------------------------
                                            Lawrence M. Waterhouse, Jr.
                                            Chairman & Chief Executive Officer


Date:  July 12, 1995                    By: /s/ Bernard Siegel
                                            ------------------------------
                                            M. Bernard Siegel
                                            Chief Financial Officer
??
                              11