Form 10-K
period 1995-08-31
WATERHOUSE INVESTOR SERVICES INC
filed 1995-11-28
CIK 812712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-K

      [X] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended August 31, 1995.
                                     OR
      [ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _____ to ______.

                         Commission file number 0-15948
                       WATERHOUSE INVESTOR SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-3400568
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   100 Wall Street, New York, New York                       10005
 (Address of principal executive offices)                  (Zip Code)

            Registrant's telephone number, including area code (212) 806-3500

              Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, par value $.01                  New York Stock Exchange
    6% Convertible Subordinated                   New York Stock Exchange
         Notes Due 2003

            Securities registered pursuant to 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $134,373,213 as of October 31, 1995.

The number of shares of common stock outstanding as of October 31, 1995 was 11,451,538.

                         Documents Incorporated by Reference
                         -----------------------------------

Part III of this Form 10-K incorporates certain information contained in the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 6, 1996 by reference to that document.

                                      PART I
                                      ------

Item 1.  Business
-----------------

(a) General Development of Business
    -------------------------------

     Waterhouse Investor Services, Inc. ("Waterhouse" or the "Company"), is a holding company engaged through its principal subsidiary, Waterhouse Securities, Inc. in providing discount brokerage and related financial services primarily to retail customers throughout the United States.

     Waterhouse Securities, Inc., ("Waterhouse Securities") commenced operations in March 1979 with four employees in a single office located in New York City. Waterhouse Securities has grown steadily and employs approximately 1,000 employees, including 551 Account Officers in 72 branch offices located in 37 states and the District of Columbia. Waterhouse Securities currently has over 450,000 customer accounts, of which approximately 300,000 are active accounts, located throughout the United States.

     Waterhouse Securities is registered as a broker-dealer with the Securities and Exchange Commission (the "SEC"), is a member of the National Association of Securities Dealers, Inc. (the "NASD"), the Securities Investor Protection Corporation ("SIPC"), and the New York Stock Exchange, Inc. (the "NYSE"), is an associate member of the American Stock Exchange ("AMEX"), a member of the Pacific and Chicago Stock Exchanges and is registered as a broker-dealer under the laws of all fifty states of the United States, the District of Columbia and the Commonwealth of Puerto Rico.

     With the establishment of Waterhouse National Bank (the "Bank") as a wholly owned subsidiary, the Company, as of October 13, 1994, has been registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Bank was established to provide the Company with the ability to offer expanded financial services and products primarily to the customer base of Waterhouse Securities.

(b) Financial Information about Industry Segments
    ---------------------------------------------

     The Company operates in a single industry segment, except for the operations of certain of its subsidiaries which are not material, and has no foreign operations. No material part of the Company's consolidated revenue is received from a single customer or group of customers.

(c) Narrative Description of Business
    ---------------------------------

     The Company, through its principal subsidiary, Waterhouse Securities, is among the lowest cost providers of nationwide discount brokerage and related financial services directed primarily to individual investors. Waterhouse Securities has experienced rapid growth in customer accounts and trade processing activity, and management believes it is currently the nation's 5th leading provider of discount brokerage services in the United States, with 72 branch offices in 37 states and the District of Columbia.

     Since the abolishment of fixed commissions in 1975, the discount brokerage business has evolved from what was regarded as a mere commission-saving service to an important industry serving a growing number of investors who make their own investment decisions and do not wish to pay for the assistance, advice and research of a full-service brokerage firm. According to information compiled by the Securities Industry Association, the demand for discount brokerage services has increased substantially over the past 11 years, with discount brokerage firms accounting for 14.5% of total retail commission revenues generated in 1994 up from 4.6% in 1983.

     Waterhouse Securities offers its customers a wide array of products and services, including prompt and accurate execution of unsolicited orders to purchase and sell securities, rapid access to pricing, volume and other market information, related financial services provided by the Bank, free investment information and professional and courteous service provided through a personal Account Officer. By concentrating on the self-directed investor, maintaining a low-cost structure and utilizing a highly-automated order processing system, Waterhouse Securities can charge commission rates that are substantially lower than those charged by full-service brokerage firms as well as those of other leading nationwide discount brokers.

Products and Services

     Discount Brokerage Services - Waterhouse Securities provides its customers with a range of discount brokerage and related financial services including the execution of customer orders in all listed and over the counter corporate securities, all listed equity and index options and municipal and government securities. In addition, Waterhouse Securities offers a daily sweep of cash from customer accounts to both an FDIC insured money market fund offered by the Bank and an unaffiliated money market mutual fund (not FDIC insured). Waterhouse Securities also makes available for purchase or redemption approximately 500 no-load and low-load mutual funds for a transaction fee and offers over 225 no-load mutual funds for which its customers will not be charged a fee. Dividend reinvestment is available at no cost to all customers who hold their securities in their Waterhouse accounts. Over 4,000 U.S. exchange-listed and NASDAQ stocks are eligible under this program.
Waterhouse does not offer investment advice, perform any research, provide portfolio management, maintain inventories of securities for sale, engage in principal or commodity transactions or underwrite securities.

     Through Instanex, a high-speed, automated order processing system which is linked to all major exchanges, Waterhouse Securities provides rapid execution of customer orders, including execution of market orders in as few as six seconds with confirmation generally given to customers while they are still on the telephone. Waterhouse Securities has developed and introduced Trade Direct, a touch-tone telephone trading system which enables customers to enter orders and obtain real time quotes and account information using a touch-tone telephone. The Company is also in the process of developing an on-line, personal computer-based trading system that will enable its customers to access account information and effect securities transactions with minimal involvement from an Account Officer.

     Waterhouse Securities offers a simple commission schedule, which is a single level discount from the commission rates of a representative full-service brokerage firm, with a minimum commission of $35 per transaction. Waterhouse Securities has not increased its commission rate during the past 16 years and intends to maintain its position as a low-cost nationwide provider of discount brokerage services. However, Waterhouse Securities may change its commission schedule from time to time in the future, as appropriate, in light of inflation, competition, profitability and other factors. Based on current commission schedules, the Company believes that, generally, the commission rates it charges its customers are 70% lower than the rates charged by full-service brokerage firms and are, in many cases, substantially lower than the rates charged by other nationwide discount brokerage firms.

     Waterhouse Securities considers a high level of customer service and satisfaction to be among its most important objectives. Customer satisfaction is measured daily through the mailing of hundreds of customer satisfaction surveys. Of those customers responding during calendar year 1995, 99% rated the courtesy they received as excellent or good and 98% rated the service they received as excellent or good.

     Management believes that an essential component of maintaining customer satisfaction is providing effective communication and accountability. Waterhouse Securities assigns to each customer a non-commissioned personal Account Officer who provides customers with quotes and market information and assists in the processing of customer orders. Account Officers are registered with the NYSE and the NASD but do not offer investment advice or solicit transactions.

     Waterhouse Securities conducts all aspects of training for its Account Officers, branch managers and other personnel. Training manuals covering products and services and telephone techniques have been developed to help the firm's Account Officers provide personal, courteous and professional service. In addition to its low commission schedule, Waterhouse Securities considers customer satisfaction to be a major reason for its success to date.

     The Company believes that its training program and policy of promotion from within, coupled with its compensation, stock option, 401K, and employee stock ownership plans (the "ESOP") (approximately 12% of the Company is owned by the ESOP), have resulted in motivated associates who are substantially responsible for the high levels of customer satisfaction.

     Investor Information Services - Waterhouse Securities provides free investment information to its active customer base. This information is provided to help the self-directed investor with his or her investment decisions. Included in this package are Standard & Poor's Stock Guides (investment data on over 7,000 securities) and Standard & Poor's Stock
Reports (two-page reports on all NYSE, AMEX and over 1,600 NASDAQ companies). These reports are widely used by the individual investor for both current and historical financial information. Available to customers free of charge, on request, are a Stock Market Leaders Guide, prepared by Standard & Poor's, which ranks stocks according to a variety of investment criteria, a Retirement Planning Guide, a 20-page booklet to aid in planning for financial independence in retirement, a Tax Planning Guide, a 30-page booklet outlining tax planning strategies and tax-saving ideas, and Standard & Poor's The Outlook-the Mid
Year and Annual Forecast Editions which include investment ideas, strategy and specific recommendations for a variety of investment objectives.

The Individual Investor - a newsletter produced by Waterhouse Securities containing interviews with investment advisors and money managers - is included with each monthly statement. In addition, customers, on request, can receive a free quarterly Mutual FundConnection Information & Comparison Guide. This reference guide contains rankings compiled by Micropal, Inc., of over 900 mutual funds offered through Waterhouse Securities.

     Waterhouse Securities makes available on request, for a fee, Standard & Poor's Research Reports on over 3,000 publicly traded companies, these are seven-page reports which include analysts' buy/sell/hold recommendations, consensus earnings forecast, price and earnings history and other information. Also on request, for a fee are Mutual Fund Reports by Morningstar. These are one page reports which contain data and analytical information to help the customer determine whether investment in a particular fund would be consistent with their investment objective and level of risk.

     Mutual Fund and Advisory Activities - The Company is in the process of organizing an investment advisory subsidiary, Waterhouse Asset Management, Inc., to be registered under the Investment Advisory Act of 1940. The advisory firm, which will be a wholly-owned subsidiary of the Bank, will principally be engaged in providing investment management services to the Waterhouse Investors Cash Management Fund, a money market fund in the process of organization, and other mutual funds.

     Related Financial Services - Waterhouse Securities offers its customer base related financial products and services provided by the Bank. These products and services include an FDIC insured money market sweep account, certificates of deposit and access to one's brokerage account by check and an ATM/VISA check card. During fiscal 1996, the Company also intends to introduce an Investors Prime Credit Card issued by the Bank.

     Customer Financing Activities - The Company offers both cash and margin accounts to its customers. In an account authorized for margin trading, Waterhouse Securities may lend its customers an amount up to that permitted by the Federal Reserve Board (the "FRB"), currently 50% of the market value of securities purchased. Customer margin loans have grown steadily over the past
6 years, from $45 million in 1989 to $365 million at the end of fiscal year 1995. Interest earned on margin loans, which exceeds the cost of funds incurred by Waterhouse Securities, has remained a major component of revenues and has been a contributing factor to the growth and profitabilty of the Company.
The amount of the net interest income earned by Waterhouse Securities from extending margin loans is affected by customer margin balances and changes in prevailing interest rates.

     Margin loans are collateralized by securities held in customer accounts and are financed through the use of Waterhouse Securities' capital, convertible subordinated notes (see Liquidity and Capital Resources), free credit balances, deposits received for securities loaned and short term borrowings from banks, using the margined securities as collateral. In connection with permitting a customer to purchase securities on margin, a clearing firm takes the risk of a market decline that may reduce the value of its collateral below the amount of the customer's indebtedness which may result in a loss to the firm if payment is not received from the customer.

Under applicable rules and regulations, following the initial purchase of securities in a margin account, the Company must require that a customer deposit additional securities or cash to ensure that the amount owed by the customer is never greater than 75% of the value of the securities in the account. As a matter of policy, the Company generally requires additional deposits if the amount owed by the customer exceeds 65% of the value of the securities. To date, Waterhouse Securities has not incurred any substantial loss as a result of its margin activities. To mitigate such risks, management has established internal controls and safeguards which it believes are adequate.

     Through the performance of brokerage and related services, the Company earns commissions and clearing fees, interest, mutual fund revenues and other revenues. The following table sets forth consolidated revenues of the Company and the number of branch offices of Waterhouse Securities in operation at year end on a comparative basis for the last three fiscal years.

                                            For the Fiscal Year Ended August 31,
                                             ------------------------------------
                                                1995          1994           1993
                                                ----          ----           ----
Commissions and clearing fees               $103,450,001   $83,087,697    $68,261,835
Net Interest                                  16,363,433     9,902,365      6,883,101
Mutual fund revenues                           9,786,638     6,887,828      4,891,221
Other                                          1,593,685     1,926,879      1,135,161
                                               ---------     ---------      ---------
Total income                                $131,193,757  $101,804,769    $81,171,318
                                            ============  ============    ===========
Number of Waterhouse Securities'
offices                                               72            60             48


Branch Office Network

     From a single office in New York in 1979, Waterhouse Securities has grown to a total of 72 offices in 37 states and the District of Columbia. Waterhouse Securities intends to open an additional twelve offices in the current fiscal year and twelve in fiscal year 1997.

     Management believes that the existence of branch offices is important in opening new customer accounts, and in maintaining a high level of customer satisfaction. Customers generally prefer to conduct business with local offices and personnel. A branch office provides Waterhouse Securities with a presence in a particular market area and, in the past, this presence has produced an increase in unsolicited customer referrals in that market area, and has generally increased Waterhouse Securities' market penetration. Moreover, since Waterhouse Securities primarily conducts nationwide advertising campaigns, such market penetration has been achieved without incurring significant additional advertising expenses. No assurance can be given, however, that opening additional branch offices will result in increases in the customer base of Waterhouse Securities, and marginal or unsuccessful branch offices could adversely affect the Company's results of operations.

     The following table sets forth the growth of commission and clearing fee revenues, Account Officers and branch offices over the last five years:


 Fiscal Year Ended       Commission          Number of              Total
    August 31             Revenues        Account Officers         Branches
    ---------             --------        ----------------         --------
      1995              $103,450,000            551                   72
      1994                83,088,000            375                   60
      1993                68,262,000            281                   48
      1992                44,243,000            174                   38
      1991                23,601,000            103                   21

Advertising and Marketing

     Advertising and marketing together have also played an important role in the growth of new customer accounts and revenues. Waterhouse Securities' advertisements appear on a regular basis in such national publications as The Wall Street Journal, Barrons and Investors Business Daily, and run regularly on CNBC and other cable television networks and radio.

     The Company places most of its advertising through its in-house advertising agency and employs various purchasing strategies to minimize the expense of its advertising campaigns. In addition, the Company uses response tracking systems, and maintains databases of customer responses to track the effectiveness of each advertisement or campaign. By carefully tracking customer responses, the Company can attribute the addition of each new customer account to a specific advertisement or medium, and maximize the effectiveness of its advertising expenditures.

Competition

     All aspects of the Company's business are highly competitive. Competition within the securities industry is principally based on the prices for the products and services offered, the quality and type of services offered, the amount of capital available to invest in offering new services and reputation with customers. Waterhouse Securities competes directly with many larger, diversified, well-capitalized national, regional and local full-service and discount brokerage firms.

     Waterhouse Securities competes primarily with other nationwide discount brokers. Certain of these competing discount brokers offer services which Waterhouse Securities does not presently offer, have a greater number of offices and/or have greater financial resources. Waterhouse Securities believes that because of its relatively low cost and variable expense structure, its established reputation in the industry, its emphasis on the highest quality customer service, and its ability to offer related financial services provided by the Bank, it is, and will continue to be, able to compete favorably with these competing discount brokers. As nationwide discount brokers expand their branch office networks, it is possible that saturation may occur in one or more areas, which may adversely affect the customer base and commission revenues of Waterhouse Securities.

     Full-service brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of securities-related service income, such as commissions. If these firms choose to offer commission rates competitive with Waterhouse Securities' commission rates, its customer base and commission revenues may be adversely affected. Management believes, however, that the account executive compensation arrangements, direct solicitation costs, investment research costs, training costs and other costs which arise out of the "full-service" concept associated with these firms, as opposed to the "unsolicited execution" service concept associated with discount brokerage firms, make it difficult for full-service brokerage firms to offer substantial commission rate discounts to a large portion of their retail customers.

     Laws, rules and regulations affecting the securities and banking industry and changes in other laws, rules and regulations, such as tax laws, may change the relative competitive positions of various segments of the industry. As a result of these changes and other factors, banks, savings associations, insurance companies, and other financial institutions not previously engaged in the securities business but having substantial financial resources, have acquired or formed securities firms, including discount brokerage firms. It is not possible to predict the impact that these changes and other factors may have on the securities industry generally or the Company specifically. In addition, banks, savings associations, insurance companies and other financial institutions compete aggressively with the Company for securities-related service income, such as commission revenue, by offering a wide range of financial services and products and by providing commission discounts to their retail customers.

Securities Clearing Operation - Correspondent Clearing

     Waterhouse Securities started its self-clearing operation in 1988. Clearing activities involve the performance of the confirmation, settlement and receive and deliver functions involved in all securities transactions. Waterhouse Securities' self-clearing operations have generated additional revenues, improved customer service, and reduced execution and clearance-related operating expenses. Management believes that Waterhouse Securities' clearing operation has been a contributing factor to the success and growth of the Company.

     Many brokerage firms offer trade execution and clearance services to unaffiliated broker-dealers, usually referred to as introducing brokers. This service has evolved over the years as a profitable segment of the securities business. Clearing brokers maintain certain books and records and the capital necessary to carry the accounts and margin loans of the introducing brokers. They also provide execution, confirmation, and settlement of customer transactions for the introducing broker. The Company believes that its self-clearing operation can be adapted to profitably serve unaffiliated broker-dealers as well.

     Clearing operations require a substantial capital commitment and are dependent upon the proper functioning of sophisticated equipment and the services of a number of trained individuals and must be conducted in accordance with complex and extensive laws, rules and regulations. Waterhouse Securities assumes the risks associated with making such capital commitment and complying with such laws, rules and regulations. Waterhouse Securities also assumes responsibility for errors, omissions and misconduct in connection with receiving, holding and delivering funds and securities of, and executing and clearing transactions for, its customers.

     Margin loans made by a clearing firm which is a member organization of the NYSE are subject to Regulation T of the FRB and the rules of the NYSE. In connection with permitting a customer to purchase securities on margin, a clearing firm takes the risk of a market decline that may reduce the value of its collateral below the amount of the customer's indebtness which may result in a loss to the firm if payment is not received from the customer.
Regulation T provides the purchase of eligible equity securities may not exceed 50% of the purchase price. Under NYSE rules, if the market value of the eligible securities in a margin account declines, a clearing firm must require the customer to deposit additional eligible securities or cash in the margin account so that at all times the amount loaned to the customer is not greater than 75% of the market value of the eligible securities held in the margin account. To date, Waterhouse Securities has not incurred any substantial loss as a result of its margin activities. To mitigate such risks, management has established internal controls and safeguards which it believes are adequate.

     To the extent that an introducing broker serviced by Waterhouse Securities has a customer base similar to that of the Company, management believes that the risks to itself of performing clearing operations, for introducing brokers, will not be substantially different from those described above. Accordingly, the Company intends to solicit brokers whose business is substantially similar to that in which Waterhouse Securities is currently engaged. Waterhouse Securities currently services customer accounts of two correspondent broker dealers. The Company believes that its experience in dealing with its own customer accounts and these broker-dealers will enable it to successfully provide clearing services for introducing brokers.

     On October 27, 1995, the Federal Reserve Bank of New York approved an application by the Company to transfer the execution, clearing and other services incidental to brokerage, which are presently performed by Waterhouse Securities, to a new wholly owned subsidiary of the Company, National Investor Services Corp. ("NISC"). NISC will be a separately capitalized broker-dealer registered with the SEC and is applying for membership with the NYSE, the NASD, the AMEX, the Chicago Stock Exchange and the Pacific Stock Exchange.

Technology

     Waterhouse Securities has used technology to increase operating efficiencies and to offer value-added services to its customers. This technology includes an on-line, order management and execution system (Instanex) which enables Account Officers to enter and report back the execution of most customer orders within seconds, generally while the customer remains on the telephone. In addition, Waterhouse Securities is in the process of replacing basic quote terminals with intelligent work stations throughout its branch network connected over a wide area network. This will allow Account Officers to operate more efficiently and put in place a platform from which additional services can be offered to its customers.

     Other important areas in which Waterhouse Securities has developed technology-based systems are: (i) a shareholder accounting and transaction processing system which permits no-load mutual funds to be provided to its customers; (ii) TradeDirect, which enables customers using a touch-tone telephone to enter orders and obtain price quotes and account information; and

(iii) an integrated telephone system which enables the Company to balance customer telephone calls between branch offices and call centers and provide faster response times.

     Waterhouse Securities and the Bank use third-party service companies for most back-office data processing systems. They believe that such service companies' back-office systems are efficient and effective and have enabled both organizations to avoid the high capital and manpower costs associated with routine back-office processing. However, the use of third parties for back office processing requires reliance on that third party for back-up systems in the event of any systems failure.

Employees (Associates)

     The Company has approximately 1,000 employees. The Company's executive management team consists of 13 officers. All of the Company's employees are salaried workers. The Company does not have any collective bargaining, employment or non-competition agreements with any of its employees other than with two members of its executive management team.

     The Company's employee relations are good and the Company's compensation and employee benefits, which include medical, disability, 401K, ESOP and life insurance benefits, are competitive with the compensation and employee benefits offered by other discount brokerage firms.

     Fraud and misconduct by employees and the possibility of theft and loss of securities are risks inherent in the securities industry. Management believes, however, that the Company's internal controls and safeguards are adequate.
The Company's principal subsidiaries carry fidelity bonds providing for coverage with respect to forgery, theft, loss, embezzlement and similar occurrences. Management believes that present insurance coverage is adequate.

Regulation

     With the establishment of the Bank on October 13, 1994, the Company became subject to regulation as a registered bank holding company under the BHC Act. As such, the Company is subject to examination by the FRB, regulatory reporting requirements, minimum capital requirements and ratios, certain restrictions on securities and non-banking activities, transactions with affiliates, tie-in arrangements, changes in control, dividend payments, redemptions and other payments to security holders, and other restrictions. Under FRB policy, the Company, as a bank holding company, will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank.

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the primary federal agency responsible for the administration of the federal securities laws. Waterhouse Securities is registered as a broker-dealer with the SEC and the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NYSE and the NASD. The NYSE has been designated by the SEC as Waterhouse Securities' designated examinating authority.

     In addition to rules adopted by the SEC, the self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the operations of broker-dealers. Such organizations also conduct periodic examinations to monitor compliance with such rules. Broker-dealers are also subject to regulation by the state securities law administrators of those states in which they conduct business. Waterhouse Securities is registered as a broker-dealer in all fifty states of the United States, the District of Columbia and the Commonwealth of Puerto Rico. In addition, the Company has registered its employees in each of the states in which the Company believes such registration is necessary. However, state broker-dealer registration requirements are often subject to ambiguous statutory language and the exercise of broad discretionary powers by the administrators of the various state regulatory agencies and the failure by the Company to register its representatives in certain states could have an adverse effect on the Company's business. Moreover, the FRB and other federal agencies adopt rules that govern various aspects of the securities industry.

     As a registered broker-dealer and a member corporation of the NYSE doing business with the public, Waterhouse Securities is subject to SEC Rule 15c3-1 (commonly known as the "Net Capital Rule"), which has also been adopted by the NYSE through incorporation by reference in NYSE Rule 325, which specifies the minimum amount of net capital required to be maintained by broker-dealers, and is designed to measure the general financial integrity and liquidity of broker-dealers and requires that a certain part of broker-dealers' assets be kept in relatively liquid form. The Net Capital Rule imposes financial restrictions on broker-dealers which generally are not imposed with respect to organizations engaged in other businesses. Waterhouse Securities may not pay dividends, distribute capital, prepay subordinated indebtedness or redeem or repurchase shares of its capital stock if, thereafter, it would be in violation of any of such rules.

     For purposes of the Net Capital Rule, net capital is essentially defined as net worth (total assets minus liabilities), plus qualifying subordinated indebtedness, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing certain other assets, such as positions in securities, conservatively. Waterhouse Securities has at all times maintained net capital in excess of the minimum amount of net capital required.

     The Office of the Comptroller of the Currency (the "OCC") is the primary regulator of the Bank. As such, the Bank is subject to both their monitoring and examination. The OCC has issued guidelines that impose upon national banks certain risk-based capital and leverage standards. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.

     As a newly chartered bank, the Bank has committed not to pay dividends to the Company during its first three years of operation. Thereafter, the National Bank Act and the regulations promulgated thereunder impose various restrictions on the amount of dividends that may be paid by the Bank to the Company based upon the Bank's net earnings, capital, undivided profits, bad debts and losses.

     The Bank assumes the usual risks associated with the management of a banking operation including possible fraud. The Bank's operations are highly regulated. There are various legal limitations on the extent to which banks insured by the FDIC can finance or otherwise supply funds to certain of their affiliates. In particular, the Bank is subject to certain restrictions on any extensions of credit, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates. Such restrictions prevent the Bank from lending to the Company or any of its affiliates unless such extensions of credit are secured by U.S. Treasury obligations or other specified collateral.

d) Financial Information about Foreign and Domestic Operations and Export Sales
   ----------------------------------------------------------------------------

   Not applicable.

Item 2. Properties
------------------

     In January 1993, the Company moved its corporate headquarters to 100 Wall Street, New York, New York 10005. The office also houses the main New York branch office and consists of approximately 60,000 square feet of space and is occupied under a lease which expires in 2002. The Company's clearing operations are located at 44 Street, New York, New York 10005 and consists of 27,000 square feet of space under a lease that expires in 1997. The Company is currently evaluating various options with respect to the location of its clearing operations, including possibly relocating such operations to new office space.

     Waterhouse Securities' other 71 branch offices, each of which consist of between approximately 800 and 2,100 square feet of space, are located on premises covered by leases which expire on various dates through 2004.

     Waterhouse National Bank operates out of its main office in White Plains, New York. It occupies 5,085 square feet under a lease that expires in 1997.

Item 3.  Legal Proceedings
--------------------------

     Many aspects of the Company's business involve risks of substantial liability. There has been an increased incidence of litigation involving securities firms in recent years, including class action suits which generally seek substantial damages. Although Waterhouse Securities has not been named as a defendant in any class action suit to date, no assurance can be given that it will not be named in the future. Waterhouse Securities has in the past been involved in regulatory proceedings, none of which has had a materially adverse effect on its business. In addition, in the ordinary course of business, Waterhouse Securities is occasionally involved in routine arbitration proceedings and civil actions arising out of its activities as a broker-dealer, an employer or a purchaser of goods and services or arising out of alleged employee misconduct, none of which, individually or in the aggregate, has had or is expected to have a materially adverse effect on its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended August 31, 1995.

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     On December 1, 1992, the Company's common stock was listed for trading on the NYSE. For the period from February 24, 1992 to November 30, 1992, the Company's common stock traded on the AMEX and prior thereto, the Company's common stock traded in the over-the-counter market and was included in the NASDAQ National Market System ("NASDAQ"). Its current symbol is WHO and there are approximately 8,500 holders of record of the common stock.

     The following table sets forth the high and low closing prices on the NYSE for the periods indicated. The Company declared a 25% stock dividend paid September 14, 1995 to stockholders of record August 17, 1995, and a 50% stock dividend paid November 8, 1993 to stockholders of record October 12, 1993.
The prices on the table below have been adjusted to reflect the stock dividends for the applicable periods (rounded to nearest 1/8).


      Fiscal Year 1995           High          Low
      ----------------           ----          ---
      First Quarter            $13 5/8       $10 7/8
      Second Quarter            14 1/4         9 3/4
      Third Quarter             14 1/4        12 1/4
      Fourth Quarter            22 7/8        14 1/8

      Fiscal Year 1994           High          Low
      ----------------           ----          ---
      First Quarter             28 1/8       20 1/4
      Second Quarter            22 1/8       15 3/4
      Third Quarter             19 1/4       12
      Fourth Quarter            13 5/8        9 1/2

     Dividends. The Company declared a dividend of $.20 per share of common stock paid September 7, 1995 to stockholders of record August 17, 1995, a dividend of $.16 per share of common stock paid September 9, 1994 to stockholders of record August 16, 1994, and a dividend of $.14 per share of common stock paid September 9, 1993 to stockholders of record August 16, 1993. Such amounts have been adjusted to reflect the stock dividends described above.

     The parent company's primary sources of income are management fees, interest, dividends and the distribution of other amounts by its subsidiaries, primarily Waterhouse Securities. However, the payment of cash dividends and the distribution of other amounts to the Company by Waterhouse Securities are restricted by the rules of the various regulatory agencies as well as various state securities law administrators and there is no assurance that dividends will be declared and paid or other distributions will be made in the future. Additionally, the Company is restricted from receiving dividends from the Bank (see Regulation).

Item 6.  Selected Financial Data
--------------------------------

     The following tables set forth certain consolidated financial information with respect to the Company which has been derived from the audited consolidated financial statements of the Company for the five fiscal years in the period ended August 31, 1995. This selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company included in Item 8 herein.

                                         For the Fiscal Year Ended August 31,
                         -----------------------------------------------------------------
                              1995          1994         1993         1992        1991
                              ----          ----         ----         ----        ----
Total income             $131,193,757  $101,804,769  $81,171,318  $53,594,577  $30,029,563

Total operating
  expenses                 97,746,453    73,795,592   55,379,512   38,431,525   24,340,429

Income before
  income taxes             33,447,304    28,009,177   25,791,806   15,163,052    5,689,134

Net Income                $19,357,226   $15,726,483  $14,356,870   $8,473,052   $3,162,134

Earnings per share(1)           $1.68         $1.37        $1.26        $ .75        $ .30

Fully diluted earnings
  per share(1)                  $1.54         $1.30        $1.26         $.75         $.30

Dividends per share(2)          $ .20         $ .16        $ .14         $.09         $.05


                                                  As of August 31,
                         -----------------------------------------------------------------
                             1995          1994          1993         1992        1991
                             ----          ----          ----         ----        ----

Total assets             $665,612,983  $315,780,440  $241,085,338 $148,974,412 $71,680,190

Total liabilities        $598,898,938  $266,177,207  $205,492,396 $127,942,965 $60,140,454

Stockholders'equity       $66,714,045   $49,603,233   $35,592,942  $21,031,447 $11,539,736

___________________

(1) Earnings per share have been computed based upon weighted average shares of common stock outstanding and common stock equivalents for the years presented, adjusted for stock dividends referred to in Note 2 below.

(2) Dividends per share have been adjusted to reflect a 25% stock dividend paid September 1995, a 50% stock dividend paid November 1993, a 25% stock dividend paid March 1993, a 50% stock dividend paid February 1992 and a 25% stock dividend paid June 1991.

              WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                 AVERAGE BALANCES, INTEREST AND AVERAGE RATES
                      FOR THE YEAR ENDED AUGUST 31, 1995

                                               Average                            Average
                                               Balances          Interest          Rates
                                               --------          --------           -----
ASSETS:
Loans
  Receivable from customers                  $300,408,481       $23,645,545        7.87%

Short-term investments
  Treasury bills and agencies                  34,397,954         1,722,796        5.01%
  Federal funds sold                           21,350,000         1,079,641        5.06%
  Interest bearing deposits with other banks   19,750,000         1,124,232        5.69%
                                               ----------         ---------
  Total short-term investments                 75,497,954         3,926,669        5.20%

Other
  Other interest bearing assets                10,905,390           596,994        5.47$
                                              -----------           -------

  Total earning assets                        386,811,825       $28,169,208        7.28%
  Other assets                                 28,351,972       ===========
                                             ------------
TOTAL ASSETS
LIABILITIES:                                 $415,163,797
                                             ============
Short-term debt
  Broker loans                                 77,259,569          4,797,246        6.21%
  Deposits received for securities loaned      11,981,110            628,256        5.24%
                                               ----------          ---------
  Total short-term debt                        89,240,679          5,425,502        6.08%

Interest bearing deposits
  Interest bearing deposits                    47,625,203          2,440,187        5.12%
  Interest earning credit balances             19,865,691          1,030,086        5.19%
                                               ----------          ---------
  Total interest bearing deposits              67,490,894          3,470,273

Long-term debt
  6% Convertible notes                        $48,500,000         $2,910,000        6.00%
                                              -----------         ----------

  Total interest bearing liabilities          205,231,573        $11,805,775        5.75%
                                                                 ===========
  Other liabilities                           151,149,421
                                              -----------

TOTAL LIABILITIES                             356,380,994
STOCKHOLDERS' EQUITY                           58,782,803
                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $415,163,797
                                             ============

Net Yield on Interest Earning Assets                                                4.23%

                 Average balances were computed on a month-end basis.

              WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES

                             INVESTMENT PORTFOLIO
                         MATURITIES AT AUGUST 31, 1995
                                    ($000)

                                            (Securities Held To Maturity)
                                             ---------------------------
                                                     Estimated
                                   Amortized           Market            Weighted Average
                                      Cost             Value             Yield To Maturity
                                      ----             -----             -----------------
U.S. Treasury bills
-------------------
In one year or less                  $7,018           $7,029                   5.92%

U.S. agencies
-------------
In one year or less                 102,496          102,477                   5.83%
After one year through five years    35,192           35,186                   5.86%
                                     ------           ------
                                    137,688          137,663

Over investments
----------------
In one year or less                   1,000            1,000                   6.20%
                                    -------          -------

Total held to maturity portfolio    145,706          145,692                   5.84%

Federal Reserve Bank Stock              810              810                    n/a
                                   --------         --------
Total investment portfolio         $146,516         $146,502                   5.84%
                                   ========         ========


                          KEY FINANCIAL RATIOS
                    FOR THE YEAR ENDED AUGUST 31, 1995

                            Return on assets             4.7%
                            Return on equity            32.9%
                            Dividend payout ratio       11.9%
                            Equity to assets            14.2%



              Average balances were computed on a month-end basis.

The following tables list the deposit mix and the maturity of time certificates of deposit ("CD's") of $100,000 and over, maintained by the Bank:

                                  Deposit Mix
                      For The Year Ended August 31, 1995

                                   Average                           Average
                                   Balances         Interest           Rate
                                   --------         --------           ----
Demand deposits                  $    88,571         $      ---         ---
                                 -----------         ----------         ---
Interest checking                     53,505                708        1.32%
Money market deposits             36,639,725          1,817,779        4.96%
Time deposits                     10,931,973            621,700        5.69%
                                  ----------            -------
Total interest bearing deposits   47,625,203          2,440,187        5.12%
                                  ----------          ---------
Total deposits                   $47,713,774         $2,440,187        5.11%
                                 -----------         ----------

                                 Maturity of CD's
                                  over $100,000
                                 August 31, 1995

                                   Balance               Percent
                                   -------               -------
Three months or less              $ 301,280                20%
Over three through six months       607,004                39%
Over six through twelve months      625,000                41%
Over twelve months                      ---                ---
                                 ----------               ----
                                 $1,533,284               100%
                                 ==========               ====

Item 7.  Management's Discussion and Analysis of Financial Condition and
         --------------------------------------------------------------
         Results of Operations
         ---------------------

     The Company has experienced rapid growth in customer accounts, trade processing activity and revenues. The Company believes that favorable market conditions and increasing participation of individual investors have contributed substantially to this growth. However, the Company also believes that its historical growth is attributable in large measure to the expansion of its branch office network, the development of the Bank, the introduction of new products and services, increased advertising and marketing expenditures, and growth in the number of individuals comprising the Company's target market.

     Waterhouse Securities derives substantial revenue from commissions charged on securities transactions and from interest earned on customer margin balances. As a result, the revenues and earnings of the Company are directly and materially affected by changes in the volume and price level of securities transactions, the amount of customer margin loans and the Company's cost of funds used to finance such loans. Accordingly, the Company's revenues and earnings have fluctuated materially from quarter to quarter.

     The Company's largest expense category is employee compensation. The Company does not employ commissioned sales representatives, therefore these expenses do not vary directly with changes in the Company's trade processing activity or commission revenues. During the past four years, increases in the Company's profitability reflect, in part, greater productivity by the Company's employees, as total revenues continued to grow more rapidly than the Company's employment requirements.

     Communications and data processing charges represent the Company's next largest expense category. However, because the Company uses third party vendors to support its order processing activity, these expenses are largely variable in nature and fluctuate with changes in the Company's order processing activity.

     The following table sets forth selected consolidated financial data as percentages of total revenues and the percentage increase in each item over the amount for the previous period:

                                Percentage to total income         Period to period change
                                --------------------------         -----------------------
                                                                      1995          1994
                                                                    compared      compared
                                1995       1994       1993           to 1994       to 1993
                                ----       ----       ----           -------       -------
Interest Income:
  Total interest income         21.5%      15.4%      12.2%            79.5%         58.1%
  Total interest expense         9.0%       5.7%       3.7%           103.8%         90.3%
                                 ----       ----       ----
  Net interest income           12.5%       9.7%       8.5%            65.2%         43.9%
                                -----       ----       ----

Non interest income:
  Commissions and clearing fees 78.9%      81.6%      84.1%            24.5%         21.7%
  Mutual fund revenues           7.5%       6.8%       6.0%            42.1%         40.8%
  Other non interest income      1.1%       1.9%       1.4%           -17.3%         69.7%
                                -----      -----      -----
                                87.5%      90.3%      91.5%            24.9%         23.7%
                                -----      -----      -----
Total income                   100.0%     100.0%     100.0%            28.9%         25.4%
                               ------     ------     ------
Expenses:
Employee compensation and
  benefits                      32.9%      32.8%      30.8%            29.5%         33.3%
Communications and data
  processing                    14.9%      15.0%      14.5%            28.2%         29.4%
Advertising and promotion        5.3%       4.2%       4.2%            61.5%         24.5%
Stationery & postage             3.8%       3.1%       3.5%            60.0%          9.5%
Floor brokerage, exchange and
 clearing fees                   3.5%       4.0%       4.6%            10.2%          9.5%
Occupancy                        3.3%       3.6%       3.3%            18.8%         34.2%
All other expenses              10.8%       9.8%       7.3%            41.8%         72.8%
                                -----       ----       ----
                                74.5%      72.5%      68.2%            32.5%         33.3%
                                -----      -----      -----
Earnings before income taxes    25.5%      27.5%      31.8%            19.4%          8.6%

Income taxes                    10.7%      12.1%      14.1%            14.7%          7.4%
                                -----      -----      -----
Net earnings                    14.8%      15.4%      17.7%            23.1%          9.5%
                                =====      =====      =====

Income

     Commissions and Clearing Fees. Waterhouse Securities acts as an agent for customer trading activity and, therefore, the commissions earned by Waterhouse Securities are directly affected by the number of trades executed and cleared, as well as the average commission rate per trade. For the fiscal years ended August 31, 1995 and 1994, the number of trades executed and cleared by Waterhouse Securities increased over the previous year by 26% and 23%, respectively, as a result of activity from the addition of new accounts added during the periods and increased trading activity from existing accounts.

     Commissions and clearing fees in fiscal year 1995, which amounted to 79% of total income, grew to a record $103.5 million, which represented a 25% increase over commissions and clearing fees of $83.1 million in fiscal year 1994. This trend was a continuation of the growth in commissions and clearing fees experienced during fiscal year 1994, which was a 22% increase over fiscal year 1993's commissions and clearing fees of $68.3 million. Included in commissions and clearing fees are commissions for directing order execution. Due to recent changes in the Securities Industry and the issuance of new disclosure requirements by the SEC, no assurance can be given that these commissions will continue or that a change in regulations would not have an adverse affect on the Company's revenue.

     Net Interest Income. Waterhouse Securities' primary source of interest income is margin loans to customers. These loans are financed primarily through capital, bank loans, deposits received for securities loaned, credit balances in customer accounts (known as free credit balances) and subordinated debt.
Net interest income (interest income less interest expense) is directly affected by the level of such loans, the interest rate charged on those loans, which is based on the broker call rate, and the cost of financing. The Bank has contributed to the increase in net interest income due to interest earned on short term investments in excess of interest paid to depositors. Net interest income increased for fiscal years 1995 and 1994 by 65% and 44%, respectively, from that of the prior years. Such increase in net interest income is a result of an increase in average customer margin loans and a lower cost of funds.

     Mutual Fund Revenues. Included in mutual fund revenues are commission fees and loads on mutual fund and money market transfers. Such revenues increased 42% and 41% for fiscal year 1995, and 1994, respectively, over the prior years, primarily due to a corresponding increase in volume in mutual fund transactions.

Expenses

     Employee Compensation and Benefits. Employee compensation represented approximately 44% of total operating expenses in fiscal 1995 -- the Company's largest expense. This expense primarily includes salaries, bonuses, ESOP contributions and other related benefits and taxes. Employee compensation expense is directly impacted by the number of employees, and partially impacted by the profits of the Company, as the bonuses and contributions to the ESOP are dependent on income before taxes.

     Employee compensation increased 30% in fiscal 1995 over fiscal 1994, and increased 33% in fiscal 1994 over fiscal 1993 primarily as a result of an increase in the number of employees from 606 as of August 31, 1993 to 756 as of August 31, 1994 to 949 as of August 31, 1995. These increases were necessary to support the rapid branch expansion from 48 as of August 31, 1993 to 60 as of August 31, 1994 to 72 as of August 31, 1995, as well as increased activity from the customer base of the existing branches. As a percentage of total income, employee compensation has remained relatively constant, 33% in fiscal 1995, 33% in fiscal 1994 and 31% in fiscal 1993.

     Communications and Data Processing. This category is primarily composed of variable charges related to executing and clearing customer transactions, telephone, computer service, and quotation charges. These charges increased 28% and 29% for the fiscal years ended August 31, 1995 and 1994, respectively, primarily due to the corresponding increase in the volume of transactions processed by the Company and, to a lesser extent, the related increases in the number of branch offices.

     Advertising and Promotion. As the branch network expanded at a rapid rate over the past two years, Waterhouse Securities increased its advertising campaign with larger and more frequent advertising in national publications, such as The Wall Street Journal, Barrons and Investors Business Daily. In addition, Waterhouse Securities did a number of direct mail campaigns during 1995 as well as increased its television advertising campaign on national cable television stations that began during fiscal year 1993. As a result, advertising and promotion increased 62% and 25% for fiscal years 1995 and 1994, respectively, over the prior years.

     Stationery & Postage. This includes envelopes, postage charges and stationery for our brokerage operations. This expense increased 60% in fiscal 1995 from fiscal 1994, and increased 10% from fiscal 1993.
The 1995 increase is attributable to the large increase in trade volume, as well as the development of new customer statements, both of which caused a large increase in postage expense.

     Clearing Fees. This expense increased 10% in fiscal 1995 from fiscal 1994 as well as 10% in fiscal 1994 from fiscal 1993. This includes both clearance and floor brokerage expense and was affected by the increase in the trade volume.

     Occupancy. Occupancy expense increased 19% in fiscal 1995 from fiscal 1994 and 34% in fiscal 1994 from fiscal 1993. These increases were primarily attributable to an increase in rental expense attributable to the expansion of the Company's branch office network and an increase in space required for the Company's clearing operations and corporate headquarters during fiscal years 1995 and 1994.

     All Other Expenses. Included in other expenses are equipment purchases, depreciation and amortization, insurance, professional fees and other miscellaneous expenses. Other expenses, amounted to $14.2 million, $10.0 million and $5.8 million in fiscal years 1995, 1994, and 1993, respectively, resulting in increases of 42% and 73% in fiscal years 1995 and 1994, respectively. These increases are primarily attributable to the general expansion of the Company's business during the period.

Financial Condition

     As of August 31, 1995, the Company's financial position remained strong with over 97% of total assets consisting of cash, deposits, investment securities and receivables. The Company's assets primarily consist of investment securities, deposits and receivables from broker-dealers and customers. Customer receivables of $369 million at August 31, 1995 are secured by readily marketable securities, some of which are used to collateralize bankloans of $40 million and deposits received for securities loaned of $108 million. The Company's other assets consist principally of office and operating equipment.

     Stockholders' equity as of August 31, 1995 was $66.7 million, an increase of $17.1 million since August 31, 1994. Such increase was primarily due to earnings less dividends during the year.

Liquidity and Capital Resources

     The Company had available formal and informal lines of credit of approximately $255 million (of which $40 million was utilized) at August 31, 1995, which require collateralization upon utilization. These lines of credit, along with deposits received for securities loaned and free credit balances, are the primary sources of liquidity for the Company. Management believes that these primary sources of liquidity, along with the equity of the Company, are sufficient to meet the short and long-term financing needs of the Company based on its present and anticipated future operations.

     On December 21, 1993, the Company issued $50,000,000 of 6% Convertible Subordinated Notes (the "Notes") due December 15, 2003. The Notes are convertible by the holders into the Company's common stock at any time prior to maturity, at a conversion price of $23.40, subject to adjustment. The notes are also redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 1996.

     The following chart sets forth the redemption prices (expressed as percentages of the principal amount), if redeemed by the Company during the twelve-month period beginning December 15 of the year indicated.

                     Year              Percentage
                     ----              ----------
                     1996                104.00
                     1997                103.33
                     1998                102.67
                     1999                102.00
                     2000                101.33
                     2001                100.67
                     2002                100.00

     Proceeds from the offering, which amounted to $48,551,000, are being used to increase the working capital of the Company's subsidiaries. The $1,449,000 in issuance costs are being amortized over the life of the Notes. In addition, the Company retired $1,500,000 in Notes during the third quarter fiscal 1994. This purchase resulted in a net capital gain of $242,000.

     As a bank holding company, the Company closely monitors its capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were in excess of the regulatory requirements to be deemed "Well Capitalized" for the period ended August 31, 1995.

                                  Regulatory                             Waterhouse
                                 Minimum to be         Company's        National Bank's
                               "Well Capitalized"    Capital Ratios     Capital Ratios
                                ----------------     --------------     --------------
Total Risk Based Capital Ratio        10.0%               14.78%             27.58%
Tier 1 Risk Based Capital Ratio        6.0%               14.78%             27.58%
Tier 1 Leverage Ratio                  5.0%               10.02%              5.51%

     Waterhouse Securities is subject to rules adopted by the SEC, the NYSE, the NASD and various state securities law administrators which are designed to measure the general financial integrity and liquidity of broker-dealers by determining the amount of their net capital. Waterhouse Securities may not pay dividends, distribute capital, prepay subordinated indebtedness or redeem or repurchase shares of its capital stock if, thereafter, it would be in violation of any of such rules. In the past, Waterhouse Securities has at all times maintained net capital in excess of the minimum amount of net capital required to be maintained by such rules, and, as of August 31, 1995, Waterhouse Securities had net capital in the amount of $39,415,877, which exceeded the minimum amount of net capital required to be maintained by $31,495,253.

Effects of Inflation

     For the three year period ended August 31, 1995, there was no material effect on the Company due to inflation.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                  RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The management of Waterhouse Investor Services, Inc. is responsible for the financial statements and other financial information contained in this report. The Company believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of applicable events and transactions. In preparing the financial statements, it is necessary that management make informed estimates and judgments.
The other financial information in this annual report is consistent with the financial statements.

     The Company maintains a system of internal accounting control designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that the cost of the system must be related to the benefits to be derived. The Company believes its system provides an appropriate balance in this regard. The Company maintains compliance and internal auditing departments which review the adequacy and test the application of internal accounting controls.

     The financial statements have been audited by Price Waterhouse LLP, independent accountants, for the fiscal years ended August 31, 1995, 1994, and 1993. Their reports express opinions that the Company's financial statements are fairly stated in conformity with generally accepted accounting principles, and that their audits were performed in accordance with generally accepted auditing standards which are designed to obtain reasonable assurance that the financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors of the Company, consisting solely of outside directors, meets with the independent accountants, compliance personnel, internal auditors and management to discuss, among other things, the audit scopes and results. The independent accountants and the internal auditors have full and free access to the Audit Committee, with or without the presence of management.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Waterhouse Investor Services, Inc.


     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Waterhouse Investor Services, Inc. and its subsidiaries at August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
New York, New York
October 23, 1995

             WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      August 31,
                                                              --------------------------
                                                                  1995          1994
                                                                  ----          ----
ASSETS:
 Cash and due from banks                                       $13,090,043    $7,728,832
 Interest bearing deposits with other banks                     50,000,000           ---
 Federal funds sold                                             54,100,000           ---
 Investment securities (Note 3)                                146,516,037     7,532,305
 Receivable from brokers and dealers (Note 4)                   10,576,815     9,699,739
 Receivable from customers, net (Note 5)                       368,974,021   275,821,544
 Deposits with clearing organizations                            4,384,568     3,527,517
 Furniture and equipment at cost, less accumulated
  depreciation of $4,171,790 in 1995 and $2,611,216 in 1994      6,716,497     7,382,326
 Other assets                                                   11,255,002     4,088,177
                                                                ----------     ---------
     Total assets                                             $665,612,983  $315,780,440
                                                              ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Broker loans and overdrafts (Note 6)                         $39,682,966    $76,283,181
  Interest bearing deposits                                    231,046,433            ---
  Deposits received for securities loaned                      107,683,494     12,142,842
  Payable to brokers and dealers (Note 4)                        4,625,829      5,359,894
  Payable to customers (Note 5)                                135,975,485    106,028,013
  Dividends payable                                              2,288,920      1,830,736
  6% convertible subordinated notes (Note 7)                    48,500,000     48,500,000
  Accounts payable, taxes payable, accrued expenses and other
   liabilities                                                  29,095,811     16,032,541
                                                                ----------     ----------
    Total liabilities                                          598,898,938    266,177,207
                                                               -----------    -----------
Commitments and contingent liabilities (Note 9)

Stockholders' equity (Notes 8 and 10):
 Common stock, $.01 par value, 20,000,000
  shares authorized and 11,694,729 shares issued in 1995 and
  9,403,809 shares issued in 1994                                  116,947         94,038
Additional paid-in capital                                       9,210,037      9,167,551
Retained earnings                                               58,395,431     41,350,014
Less:
----
Treasury stock, 250,002 shares, at cost                         (1,008,370)    (1,008,370)
                                                                 ---------      ---------
Total stockholders' equity                                      66,714,045     49,603,233
                                                               -----------     ----------
Total liabilities and stockholders' equity                    $665,612,983   $315,780,440
                                                              ============   ============

 The accompanying notes are an integral part of these consolidated financial statements.

             WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended August 31,
                                             -----------------------------------------

                                                  1995          1994          1993
                                                  ----          ----          ----
INTEREST INCOME:
  Margin loans                                $23,645,545    $15,378,486    $9,762,254
  Investment securities                         3,926,669         65,720        13,722
  Other interest income                           596,994        249,958       150,695
                                               ----------     ----------     ---------
    Total interest income                      28,169,208     15,694,164     9,926,671
                                               ----------     ----------     ---------

INTEREST EXPENSE:
  Broker loans and overdrafts                   4,797,246      3,460,988     2,871,167
  6% convertible subordinated notes             2,910,000      2,061,667           ---
  Interest paid on deposits                     2,440,187            ---           ---
  Other                                         1,658,342        269,144       172,403
                                               ----------      ---------     ---------
    Total interest expense                     11,805,775      5,791,799     3,043,570
                                               ----------      ---------     ---------
    Net interest income                        16,363,433      9,902,365     6,883,101
                                               ----------      ---------     ---------

NONINTEREST INCOME:
  Commissions and clearing fees                103,450,001     83,087,697   68,261,835
  Mutual fund revenue                            9,786,638      6,887,828    4,891,221
  Other                                          1,593,685      1,926,879    1,135,161
                                               -----------     ----------   ----------
    Total noninterest income                   114,830,324     91,902,404   74,288,217
                                               -----------     ----------   ----------

OPERATING EXPENSES:
  Employee compensation and benefits            43,206,540     33,363,332   25,030,186
  Communications and data processing            19,517,354     15,226,201   11,766,275
  Advertising and promotion                      6,919,217      4,283,991    3,441,366
  Stationery and postage                         5,035,338      3,146,185    2,872,759
  Floor brokerage, exchange and clearing fees    4,539,129      4,119,546    3,762,327
  Occupancy                                      4,299,493      3,619,591    2,698,112
  Equipment                                      3,290,222      1,775,781      776,718
  Professional fees                              2,923,497      1,780,815      983,339
  Depreciation and amortization                  2,313,420      1,724,872      799,570
  Other                                          5,702,243      4,755,278    3,248,860
                                                 ---------      ---------    ---------
  Total operating expenses                      97,746,453     73,795,592   55,379,512
                                                ----------     ----------   ----------
  Income before income taxes                    33,447,304     28,009,177   25,791,806

  Income tax provision                          14,090,078     12,282,694   11,434,936
                                                ----------     ----------   ----------
  Net income                                   $19,357,226    $15,726,483  $14,356,870
                                               ===========    ===========  ===========
  Primary earnings per share                         $1.68          $1.37        $1.26
                                                     =====          =====        =====
  Fully diluted earnings per share                   $1.54          $1.30        $1.26
                                                     =====          =====        =====

  The accompanying notes are an integral part of these consolidated financial statements.

            WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                Years Ended August 31, 1995, 1994 and 1993

                                                       Additional                                          Deferred
                                     Common Stock        Paid-In       Retained       Treasury Stock     Compensation
                                Shares      Amount       Capital       Earnings    Shares      Amount        ESOP      Total
                                ------      ------       -------       --------    ------      ------        ----      -----
Balance at August 31, 1992     5,099,476    $50,995    $7,612,999    $14,663,679   250,002  ($1,008,370)   ($287,856)  $21,031,447

Stock options exercised           22,248        222        41,823            ---       ---          ---          ---        42,045
Stock dividend declared        4,257,241     42,573           ---        (42,573)      ---          ---          ---           ---
ESOP loan repayment                  ---        ---           ---            ---       ---          ---      287,856       287,856
Cash dividends declared              ---        ---           ---     (1,523,709)      ---          ---          ---    (1,523,709)
Federal income tax credit
  stock options                      ---        ---     1,398,433            ---       ---          ---          ---     1,398,433
Net income                           ---        ---           ---     14,356,870       ---          ---          ---    14,356,870
                               ---------     ------     ---------     ----------   -------      -------      -------    ----------

Balance at August 31, 1993     9,378,965     93,790     9,053,255     27,454,267    250,002  (1,008,370)         ---    35,592,942

Stock options exercised           24,844        248       114,296            ---        ---         ---          ---       114,544
Cash dividends declared              ---        ---           ---     (1,830,736)       ---         ---          ---    (1,830,736)
Net income                           ---        ---           ---     15,726,483        ---         ---          ---    15,726,483
                               ---------     ------     ---------     ----------    -------     -------       ------    ----------

Balance at August 31, 1994     9,403,809     94,038     9,167,551     41,350,014    250,002  (1,008,370)         ---     9,603,233

Stock options exercised            2,000         20        42,486            ---        ---         ---          ---        42,506
Stock dividend declared        2,288,920     22,889           ---        (22,889)       ---         ---          ---           ---
Cash dividends declared              ---        ---           ---     (2,288,920)       ---         ---          ---    (2,288,920)
Net income                           ---        ---           ---     19,357,226        ---         ---          ---    19,357,226
                               ---------     ------     ---------     ----------    -------     -------       ------    ----------

Balance at August 31,1995     11,694,729   $116,947    $9,210,037    $58,395,431    250,002 ($1,008,370)      $  ---   $66,714,045
                              ==========   ========    ==========    ===========    =======  ==========       ======   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             Waterhouse Investor Services, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

                                                          Year Ended August 31,
                                                 ---------------------------------------
                                                     1995          1994          1993
                                                     ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $19,357,226   $15,726,483   $14,356,870
 Non cash items included in net income:
  Depreciation                                     2,313,420     1,724,872       799,570
  Debt issuance cost                                 140,472       199,583           ---
  Increase (decrease) in allowance for
   doubtful accounts                                 107,821       (81,382)       56,449
  (Increase) in operating assets:
  Receivable from brokers and dealers               (877,076)   (2,341,783)   (4,134,108)
  Receivable from customers                      (93,260,298)  (56,756,748)  (86,285,543)
  Deposits with clearing organizations              (857,051)     (760,030)   (1,012,769)
  Other assets                                    (7,307,297)     (885,446)     (773,183)
Increases (decreases) in operating liabilities:
  Broker loans and overdrafts                    (36,600,215)   (22,664,555)  24,911,170
  Deposits received for securities loaned         95,540,652      7,085,722    3,007,345
  Payable to brokers and dealers                    (734,065)       717,698    3,369,693
  Payable to customers                            29,947,472     25,341,086   39,713,071
  Accounts payable, taxes payable, accrued
   expenses, and other liabilities                 13,063,271     1,395,618    5,996,493
                                                   ----------     ---------    ---------
CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES     20,834,332   (31,298,882)       5,058
                                                   ----------    ----------        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment              (1,647,592)   (4,840,345)  (3,185,459)
  Interest bearing deposits with other banks      (50,000,000)          ---          ---
  Federal funds sold                              (54,100,000)          ---          ---
  Investment securities purchased
  Proceeds from maturities of investment
   securities                                     203,041,130           ---          ---
                                                  -----------    ----------    ---------
CASH (USED IN) INVESTING ACTIVITIES:             (244,731,324)  (12,372,650)  (3,185,459)
                                                  -----------    ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  6% Convertible Subordinated Notes	                     ---     48,500,000          ---
  Interest bearing deposits                       231,046,433           ---          ---
  Debt issuance costs
  Deferred compensation - ESOP                            ---           ---       287,856
  Cash dividends paid                              (1,830,736)   (1,521,494)     (972,050)
  Exercise of stock options and warrants               42,506       114,544        42,045
  Federal income tax credit - stock options               ---           ---     1,398,433
                                                    ---------     ---------     ---------
CASH PROVIDED BY FINANCING ACTIVITIES             229,258,203     45,594,050      756,284
                                                  -----------     ----------      -------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      5,361,211      1,922,518   (2,424,117)
CASH AND DUE FROM BANKS, beginning of year          7,728,832      5,806,314    8,230,431
                                                    ---------      ---------    ---------
CASH AND DUE FROM BANKS, end of year              $13,090,043     $7,728,832   $5,806,314
                                                  ===========     ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                          $11,608,903     $5,024,724   $2,771,423
                                                  ===========    ===========   ==========
  Cash paid for income taxes                      $12,590,306    $10,790,699   $8,246,613
                                                  ===========    ===========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

              Waterhouse Investor Services, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

     Waterhouse Investor Services, Inc. (the "Company") was formed under the laws of the State of Delaware on April 10, 1987, and became registered as a bank holding company on October 13, 1994 under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Waterhouse Securities, Inc. (the "Broker"), a securities brokerage firm, which is registered with the Securities and Exchange Commission (the "SEC") and is a member firm of the New York Stock Exchange, Inc. (the "NYSE") and other exchanges, provides discount brokerage and mutual fund services to individual investors. Waterhouse National Bank (the "Bank"), is a federally chartered banking institution which provides expanded financial services primarily to the customers of Waterhouse Securities. All significant intercompany transactions have been eliminated.

     Customers' securities transactions are recorded on a settlement date basis with commission income and related expenses recorded on a trade date basis. Included in commissions and clearing fees are commissions for directing order execution.

     Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowed transactions require the Company to deposit cash with the lender. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

     Furniture and equipment are stated at cost, less accumulated depreciation. Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives, between two and five years.

     All share and per share amounts have been restated to give retroactive effect to a 25% stock dividend paid September 14, 1995 to shareholders of record August 17, 1995, a 50% stock dividend paid November 8, 1993 to stockholders of record October 12, 1993, and a 25% stock dividend paid by the Company March 3, 1993 to stockholders of record February 10, 1993. However, the number of shares outstanding, the related common stock and retained earnings amounts as shown on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders' Equity for the years ended August 31, 1994 and 1993 have not been retroactively restated for the stock dividends subsequent to the respective fiscal year ends.

     Primary earnings per share and fully diluted earnings per share have been computed based upon a total of 11,512,427 and 13,669,937 respectively, weighted average shares of common stock outstanding and common stock equivalents for the year ended August 31, 1995, 11,461,829 and 12,960,629 respectively, weighted average shares of common stock outstanding and common stock equivalents for the year ended August 31, 1994 and 11,439,441 weighted average shares of common stock outstanding and common stock equivalents for the year ended August 31, 1993.

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the Consolidated Statement of Financial Condition. The Company's 6% Convertible Subordinated Notes, which are reflected on the Consolidated Statement of Financial Condition at the principal value of $48,500,000, are listed on the NYSE, and, as of August 31, 1995 and August 31, 1994, had an aggregate fair market value of $49,833,750 and $38,254,375, respectively. Additionally, investment securities held by the bank are carried at amortized cost, which as of August 31, 1995 and 1994, approximates their market values (Note 3). Management estimates that the aggregate net fair value of all other financial instruments recognized on the Consolidated Statement of Financial Condition (including deposits received for securities loaned and deposits paid for securities borrowed, receivables and payables and broker loans) approximates their carrying value, as such financial instruments are short term in nature, bear interest at current market rates or are subject to repricing.


NOTE 2 - RECLASSIFICATION
-------------------------

     The consolidated statements of income and cash flows for the years ended August 31, 1994 and August 31, 1993 have been reclassified to conform with the presentation adopted for the year ended August 31, 1995 because of the Company's registration as a bank holding company. Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 3 - INVESTMENT SECURITIES
------------------------------

     The Investment securities are held by Waterhouse National Bank and carried at amortized cost since the bank has the intent and the ability to hold these instruments to maturity. The maturity of these instruments range from September 6, 1995 to June 26, 2000. The following is a comparison of the carrying amount and approximate market values:

                                       August 31, 1995              August 31, 1994
                                ------------------------------  --------------------------
                                  Carrying        Appropriate    Carrying     Appropriate
                                   Amount         Market Value    Amount      Market Value
                                   ------         ------------    ------      ------------
U.S. Government and Agency
 Securities                     $144,706,037      $144,692,000  $7,082,305     $7,075,863
Other Securities                   1,810,000         1,810,000     450,000        450,000
                                ------------      ------------  ----------     ----------

Total                           $146,516,037      $146,502,000  $7,532,305     $7,525,863
                                ============      ============  ==========     ==========

NOTE 4 - RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS
-----------------------------------------------------------

     Receivable from and payable to brokers and dealers, which are recorded at contract value, comprise the following:

                                                           August 31,
                                                --------------------------------
                                                    1995                1994
                                                    ----                ----
Receivable:
Deposits paid for securities borrowed            $7,522,900           $6,273,700
Securities failed to deliver                      1,088,001            2,798,646
Other                                             1,965,914              627,393
                                                -----------           ----------
                                                $10,576,815           $9,699,739
                                                ===========           ==========

Payable:
Securities failed to receive                     $3,548,320           $4,412,947
Other                                             1,077,509              946,947
                                                 ----------           ----------
                                                 $4,625,829           $5,359,894
                                                 ==========           ==========

NOTE 5 - RECEIVABLE FROM AND PAYABLE TO CUSTOMERS
-------------------------------------------------

     Receivables from customers are generally collateralized by marketable securities. Payable to customers primarily represent free credit balances of customers. As of August 31, 1995 and 1994, receivable from customers includes $3,909,872 and $3,740,477, respectively, representing accounts of executive officers and directors. As of August 31, 1995 and 1994, payable to customers includes $215,020 and $1,028,302, respectively, representing accounts of executive officers and directors.

     Receivables from customers is reported net of an allowance for doubtful accounts of $231,819 and $123,998 as of August 31, 1995 and August 31, 1994, respectively.

NOTE 6 - BROKER LOANS AND OVERDRAFTS
----------------------------------

     Broker loans and overdrafts primarily represent short-term borrowings which bear interest at a fluctuating rate based on the Federal funds rate. The loans are collateralized by customers' margin securities valued at $94,000,000 and $125,000,000 as of August 31, 1995 and 1994, respectively.
The following is a summary of comparative broker loan data:

                                                             August 31,
                                                ----------------------------------
                                                     1995                1994
                                                     ----                ----
Average amount outstanding during the year       $77,260,000          $83,375,000
Maximum amount outstanding during the year      $130,900,000         $112,600,000
Weighted average interest rate at year-end             6.21%                5.02%
Weighted average interest rate during the year         6.21%                4.13%


NOTE 7 - CONVERTIBLE SUBORDINATED NOTES
---------------------------------------

     On December 21, 1993, the Company issued $50,000,000 of 6% Convertible Subordinated Notes (the "Notes") due December 15, 2003. The Notes are convertible by the holders into the Company's common stock at any time prior to the maturity, at a conversion price of $23.40 per share, subject to adjustment. The Notes are also redeemable at the option of the Company, in whole or in part, at any time on and after December 15, 1996. The following chart sets forth the redemption prices (expressed as percentages of the principal amount), if redeemed by the Company during the twelve-month period beginning December 15 of the year indicated.

                                        Year         Percentage
                                        ----         ----------
                                        1996           104.00
                                        1997           103.33
                                        1998           102.67
                                        1999           102.00
                                        2000           101.33
                                        2001           100.67
                                        2002           100.00

     Proceeds from the offering, which amounted to $48,551,000, have been used to increase the working capital of the Company's subsidiaries. The remaining $1,449,000 in issuance costs are being amortized over the life of the Notes. In addition, the Company retired $1,500,000 in Notes during the third quarter of fiscal 1994. This purchase resulted in a net capital gain of $242,000.

NOTE 8 - STOCK OPTIONS
----------------------

     Certain key employees of the Company are granted options to purchase the Company's common stock at prices equal to market value at the date of grant. Share information regarding these options is as follows:

                                                 1995           1994          1993
                                                 ----           ----          ----
Outstanding, beginning of year                  554,441        58,153        87,188
Granted                                         390,856       561,093        16,406
Exercised                                        (2,500)      (31,055)      (45,441)
Forfeited                                       (69,410)      (33,750)          ---
                                                 ------        ------        ------
Outstanding, end of year                        873,387       554,441        58,153
                                                =======       =======        ======

     Options were granted in fiscal 1987, 1989, 1991, twice in 1993 ranging from $.70 to $11.04, nine times in 1994 ranging from $9.50 to $25.26 and six times in 1995 ranging from $11.80 to $19.00. Options were exercised in 1995 at $16.20, in 1994 at prices ranging from $.70 to $5.12 and in 1993 at prices ranging from $.70 to $1.54. Options were exercisable at August 31, 1995 and August 31, 1994 at prices ranging from $.70 to $25.26, and at August 31, 1993 at prices ranging from $.70 to $11.04. The options expire at various times during the period from fiscal 1996 to fiscal 2005.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

     The Company leases office space and equipment under noncancellable operating leases extending for periods in excess of one year. Rent expense for each of the years in the three year period ended August 31, 1995 was as follows:

                    Year Ended August 31,
                    ---------------------
                             1995             $3,478,374
                             1994              2,977,503
                             1993              2,278,942

Future minimum rental commitments under such leases are as follows:

                    Year Ended August 31,
                    ---------------------
                             1996             $4,546,508
                             1997              4,482,940
                             1998              3,084,052
                             1999              2,622,465
                             2000              2,110,312
                          Thereafter           3,787,300
                                               ---------
                                             $20,633,577
                                             ===========

NOTE 10 - CAPITAL ADEQUACY
--------------------------

     As a registered broker-dealer and member firm of the NYSE, the Broker is subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. The Broker has elected to use the alternative method, permitted by the Rule, which requires that the Broker maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. Additionally, the NYSE may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items and may prohibit the Broker from expanding its business and declaring dividends if its net capital is less than 5% of aggregate debit items.

     At August 31, 1995, the Broker had net capital of $39,415,877, which was 10% of aggregate debit items and $31,495,253 in excess of required net capital. Further, the amounts in excess of 4% and 5% of aggregate debit items were $23,574,629 and $19,614,317, respectively.

     As a bank holding company, the Company closely monitors its capital levels and the capital levels of the Bank to provide for normal business needs and to comply with regulatory requirements. Both the Company's and the Bank's capital ratios were in excess of the regulatory requirements to be deemed "Well Capitalized" for the period ended August 31, 1995.

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN
---------------------------------------

     The Company has an Employee Stock Ownership Plan ("ESOP") which enables employees, who have completed at least one year of service, to acquire shares of the Company's common stock. In the past, the acquisition of the Company's common stock by the ESOP has been funded by (1) discretionary contributions by the Company, (2) loans to the ESOP from banks, which are guaranteed by the Company, and (3) loans to the ESOP from the Company. Common stock purchased by the ESOP with loan proceeds was pledged as collateral against the loan and allocated to individual participant accounts as the principal balance of the loan was repaid. All shares are held by the ESOP for the accounts of participants until such time as the participant retires or otherwise ceases to be employed by the Company. The Company is required to make contributions to the ESOP in amounts which are sufficient to meet the ESOP's current obligations, including principal and interest payments on the ESOP's debt, as applicable. As of August 31, 1995 the ESOP had no outstanding loans.

     The ESOP held 1,419,148 and 1,459,008 shares of the Company's common stock at August 31, 1995 and 1994, respectively and $2,155,000 principal value of 6% Convertible Subordinated Notes of the Company at August 31, 1995.

     The Company had recorded deferred compensation - ESOP for the cost of the shares purchased with the proceeds of the loans to the ESOP. The Company reduced deferred compensation - ESOP as the loans were repaid and the related shares allocated to participants' accounts and recognized expense to the extent of contributions to the ESOP. The total expense recognized by the Company with respect to the ESOP, excluding dividends used for debt service, for the years ended August 31, 1995, 1994 and 1993 was $2,188,011, $1,840,042 and $768,958, respectively.

NOTE 12 - INCOME TAXES
----------------------

     The Company and its subsidiaries file a consolidated Federal income tax return on a fiscal year basis. The Company's income taxes are computed under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The following is a reconciliation of the provision for income taxes and the amount computed by applying the Federal statutory rate to income before income taxes.

                                                      Years Ended August 31,
                                                ----------------------------------
                                                1995           1994           1993
Federal statutory income tax rate               35.0%          35.0%          34.7%
State and local income taxes, net of
Federal income tax benefit                       7.6%           7.6%           8.0%
Other, net                                      -0.5%           1.3%           1.6%
                                                -----           ----           ----
                                                42.1%          43.9%          44.3%
                                                =====          =====          =====

     During the fiscal year ended August 31, 1993, the Company reduced the amount of its current tax liability and increased its additional paid in capital by $1,398,433, due to a Federal income tax credit arising from the exercise of certain stock options. This credit had no effect on the Company's tax expense or net income for that year.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION
-----------------------------------------------------------------------------
          OF CREDIT RISK
          --------------

     In the normal course of business, the Broker executes, as agent, securities transactions on behalf of its customers. If either counterparty fails to perform, the Broker may be required to discharge the obligations of the nonperforming party. In such circumstances, the Broker may sustain a loss if the market value of the security is different from the contract value of the transaction.

     In the normal course of business, the Broker may deliver securities as collateral in support of various secured financing sources such as bank loans and deposits paid for securities loaned. Additionally, the Broker delivers customer securities as collateral to satisfy margin deposits of various clearing organizations. In the event the counterparty is unable to meet its contract obligation to return customer securities delivered as collateral, the Broker may be obligated to purchase the securities in order to return them to the owner. In such circumstances, the Broker may incur a loss up to the amount by which the market value of the securities exceeds the value of the loan or other collateral received or in the possession or control of the Broker.

     For transactions in which the Broker extends credit to customers, the Broker seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Broker monitors required margin levels daily and, pursuant to such guidelines, requests customers to deposit additional collateral or reduce securities positions, when necessary.

     The Broker has a nationwide retail customer base. The Broker conducts business with brokers and dealers, clearing organizations and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks to support customer securities activities at branch office locations. The majority of the Broker's transactions and, consequently, the concentration of its credit exposures are with customers, broker-dealers and other financial institutions in the United States. These result in credit exposure in the event that the counterparty fails to fulfill its contractual obligations, the Broker's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations. The Broker seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Broker monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels, as appropriate.

NOTE 14 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME                           Year Ended August 31,
---------------------------------                    ----------------------------------
                                                     1995           1994           1993
                                                     ----           ----           ----
INTEREST INCOME:
 Intercompany interest                            $3,921,082     $3,928,364      $286,061
 Short term investments                               40,898         32,305           ---
                                                   ---------      ---------       -------
 Total interest income                             3,961,980      3,960,669       286,061
                                                   ---------      ---------       -------

INTEREST EXPENSE:
 6% convertible subordinated notes                 2,910,000      2,061,667           ---
                                                   ---------      ---------       -------
  Total interest expense                           2,910,000      2,061,667           ---
                                                   ---------      ---------       -------
  Net interest income                              1,051,980      1,899,002       286,061
                                                   ---------      ---------       -------

NONINTEREST INCOME:
 Equity and earning of investment in
  subsidiaries                                    18,904,111     14,446,745    13,965,857
 Other                                               688,524        750,261       617,429
                                                  ----------     ----------    ----------
  Total noninterest income                        19,592,635     15,197,006    14,583,286
                                                  ----------     ----------    ----------

OPERATING EXPENSES                                   955,346        431,731       225,942
                                                  ----------     ----------    ----------
  Income before income taxes                      19,689,269     16,664,277    14,643,405
  Income tax provision                               332,043        937,794       286,535
                                                  ----------     ----------    ----------
  Net income                                     $19,357,226    $15,726,483   $14,356,870
                                                 ===========    ===========   ===========


STATEMENTS OF FINANCIAL CONDITION                                August 31,
---------------------------------                                ----------
                                                    1995           1994          1993
                                                    ----           ----          ----
ASSETS:
 Cash and due from banks                          $  376,401    $  1,198,456  $  116,795
 Investment in bank subsidiaries                  13,878,793       7,532,305          ---
 Investment in non-bank subsidiaries              56,495,870      40,296,619   27,887,486
 Advances to bank subsidiaries                     5,506,061             ---          ---
 Advances to non-bank subsidiaries                40,968,679      50,204,368    9,087,096
 Other assets                                      1,204,292       1,341,966       45,485
                                                  ----------      ----------   ----------

  Total assets                                  $118,430,096    $100,573,714  $37,136,862
                                                ============    ============  ===========

LIABILITIES:
 6% convertible subordinated notes               $48,500,000     $48,500,000   $      ---
 Accrued expenses and other liabilities            3,216,051       2,470,481    1,543,920
                                                   ---------       ---------    ---------
  Total liabilities                               51,716,051      50,970,481    1,543,920
                                                  ----------      ----------    ---------
STOCKHOLDERS' EQUITY                              66,714,045      49,603,233   35,592,942
                                                  ----------      ----------   ----------
Total liabilities and stockholders' equity      $118,430,096    $100,573,714  $37,136,862
                                                ============    ============  ===========

STATEMENTS OF CASH FLOWS
------------------------

                                                            Year Ended August 31,
                                                    --------------------------------------
                                                        1995         1994        1993
                                                        ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                         $19,357,226  $15,726,483  $14,356,870
 Noncash items included in net income:
  Debt issuance cost                                    140,472      199,583          ---
(Increase) decrease in operating assets:
  Prepaids and other assets                              (2,798)       2,936      (26,036)
  Debt issue costs                                          ---   (1,499,000)         ---
Increase (decrease) in operating liabilities:
  Accrued expenses and other liabilities                287,386       (6,223)     (13,007)
                                                        -------        -----       ------

CASH PROVIDED BY OPERATING ACTIVITIES:               19,782,286   14,423,779   14,317,827
                                                     ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 6% Convertible Subordinated Notes                         ---    48,500,000          ---
 Bond interest payable                                     ---       623,542          ---
 Investment in bank subsidiaries                    (6,346,488)   (7,532,305)         ---
 Investment in non-bank subsidiaries               (16,199,251)  (12,409,133) (13,852,918)
 Advances to bank subsidiaries                      (5,506,061)          ---          ---
 Advances to non-bank subsidiaries                   9,235,689   (41,117,272)  (1,113,820)
                                                     ---------    ----------    ---------

CASH (USED IN) INVESTING ACTIVITIES:               (18,816,111)  (11,935,168) (14,966,738)
                                                    ----------    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options and warrants                 42,506       114,544       42,045
 Deferred compensation - ESOP                              ---           ---      287,856
 Dividends paid                                     (1,830,736)   (1,521,494)    (972,050)
 Federal income tax credit - stock options                 ---           ---    1,398,433
                                                     ---------     ---------    ---------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (1,788,230)   (1,406,950)     756,284
                                                     ---------     ---------      -------

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS        (822,055)    1,081,661      107,373
CASH AND DUE FROM BANKS, beginning of year	        1,198,456       116,795        9,422
                                                     ---------     ---------      -------
CASH AND DUE FROM BANKS, end of year                $  376,401    $1,198,456     $116,795
                                                    ==========    ==========     ========

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                     Part III
                                     --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information required herein will be reported in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 1996, which will be filed on or before December 28, 1995 and is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

     The information required herein will be reported in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 1996, which will be filed on or before December 28, 1995, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required herein will be reported in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 1996, which will be filed on or before December 28, 1995, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required herein will be reported in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 1996, which will be filed on or before December 28, 1995, and is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

  (a)(1) Financial Statements
         --------------------

     The following financial statements of Waterhouse Investor Services, Inc. and subsidiaries are included in Part II, Item 8:

                                                                    Page
                                                                    ----
            Report of Independent Accountants                        24

            Consolidated Statements of Financial
            Condition as of August 31, 1995 and 1994                 25

            Consolidated Statements of Income for the
            Years Ended August 31, 1995, 1994 and 1993               26

            Consolidated Statements of Changes in
            Stockholders' Equity for the Years Ended
            August 31, 1995, 1994 and 1993                           27

            Consolidated Statements of Cash Flows for the
            Years Ended August 31, 1995, 1994 and 1993               28

            Notes to Consolidated Financial Statements              29-37


(a)(2)  Financial Statement Schedules Required Under Article 12 for 1994 and
        --------------------------------------------------------------------
        1993
        ----

                                                                    Page
                                                                    ----
           Report of Independent Accountants                         41

           Schedule III - Condensed Financial Information of
           Registrant for each of the Three Years in the
           Period Ended August 31, 1995                              42

           Schedule VIII - Valuation Account for each of the
           Three Years in the Period Ended August 31, 1995           43


  (a)(3) Financial Statement Schedules Required Under Article 9 for 1995
         ---------------------------------------------------------------

         Schedule I  - Indebtness to Related Parties 		             n/a
         Schedule II - Guarantees of Securities of Other Issuers 	  n/a

     All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

  (b) Reports on Form 8-K
      -------------------

      There were no reports on Form 8-K filed for the quarter ended August 31, 1995

  (c) Exhibits
      --------
      21 - Subsidiaries of the Registrant
      23 - Consent of Independent Accountants

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of Waterhouse Investor Services, Inc.


     Our audits of the consolidated financial statements referred to in our report dated October 23, 1995 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)2 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
New York, New York
October 23, 1995

                                                                  SCHEDULE III


                 WATERHOUSE INVESTOR SERVICES, INC. (UNCONSOLIDATED)
                 --------------------------------------------------

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    --------------------------------------------

                          FOR EACH OF THE THREE YEARS IN THE
                          ----------------------------------
                             PERIOD ENDED AUGUST 31, 1995
                             ----------------------------


               Dividends paid to Waterhouse Investor Services, Inc.



Subsidiary                       1995            1994            1993
----------                       ----            ----            ----
Waterhouse Nicoll & Assoc.   $    ---         $1,150,000       $  ---
                             ==========       ==========       =======

Waterhouse Securities, Inc.  $2,288,920       $      ---       $   ---
                             ==========       ==========       =======

                                                                SCHEDULE VIII


               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                              VALUATION ACCOUNT
                              -----------------

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 1995
      ---------------------------------------------------------------


                                                1995          1994        1993
                                                ----          ----        ----
Allowance for customer receivables
doubtful of collection

Balance, beginning of year                   $123,998       $205,380     $148,931

  Write-offs during the year                   (6,753)      (148,721)     (49,890)

  Charge to profit and loss                   114,574         67,339      106,339
                                             --------       --------      -------

Balance, end of year                         $231,819       $123,998     $205,380
                                             ========       ========     ========


                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATERHOUSE INVESTOR SERVICES, INC.


                                            By: Lawrence M. Waterhouse, Jr.
                                                ---------------------------
                                                    Lawrence M. Waterhouse, Jr.
                                                    Chairman of the Board

Dated:  November 17, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURES                   TITLE OR CAPACITIES                  DATE
       ----------                   -------------------                  ----
                              Chairman of the Board and Chief
Lawrence M. Waterhouse, Jr.   Executive Officer                    November 17, 1995
---------------------------
Lawrence M. Waterhouse, Jr.

                              President, Chief Operating
Frank J. Petrilli             Officer and Director                 November 17, 1995
---------------------------
Frank J. Petrilli


Jerome Belson                 Director and Chairman Emeritus       November 17, 1995
---------------------------
Jerome Belson


Edward J. Nicoll              Director and President Emeritus      November 17, 1995
---------------------------
Edward J. Nicoll

                              Executive Vice President, General
Richard H. Neiman             Counsel, Secretary and Director      November 17, 1995
---------------------------
Richard H. Neiman


John H. Chapel                Senior Vice President and Director   November 17, 1995
---------------------------
John H. Chapel



      SIGNATURES                    TITLE OR CAPACITIES                  DATE
      ----------                    -------------------                  ----
                             Senior Vice President, Treasurer,
Kenneth I. Coco              Assistant Secretary and Director       November 17, 1995
---------------------------
Kenneth I. Coco

                             Senior Vice President and
Frank E. Conti               Director                               November 17, 1995
---------------------------
Frank E. Conti

                             Senior Vice President and
Peter A. Wigger              Director                               November 17, 1995
---------------------------
Peter A. Wigger


William J. Cardew            Director                               November 17, 1995
---------------------------
William J. Cardew


Thomas J. Hartman            Director                               November 17, 1995
---------------------------
Thomas J. Hartman


Arthur J. Radin              Director                               November 17, 1995
---------------------------
Arthur J. Radin


James F. Rittinger           Director                               November 17, 1995
---------------------------
James F. Rittinger


George F. Staudter           Director                               November 17, 1995
---------------------------
George F. Staudter

                             Senior Vice President and Chief
M. Bernard Siegel            Financial Officer                      November 17, 1995
---------------------------
M. Bernard Siegel


                                                                   EXHIBIT  21

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------


                                                           ORGANIZED UNDER
             NAME                                            THE LAWS OF:
             ----                                            ------------

Waterhouse Securities, Inc.                                    New York

L.M. Waterhouse & Co., Inc.                                    New York

Waterhouse, Nicoll & Associates, Inc.                          New York

Washington Discount Brokerage Corp.                            New York

Waterhouse National Bank                                    United States

National Investor Services Corp.                               Delaware

Waterhouse Asset Management, Inc.                              Delaware

                                                                  Exhibit  23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Waterhouse Investor Services, Inc.


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-41446) of Waterhouse Investor Services, Inc. of our reports dated October 23, 1995 appearing on pages 24 and 41 of this Form 10-K.




PRICE WATERHOUSE LLP
New York, New York
November 20, 1995