Form 10-K/A
period 1995-08-31
WATERHOUSE INVESTOR SERVICES INC
filed 1995-12-12
CIK 812712

WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES

INVESTMENT PORTFOLIO
MATURITIES AT AUGUST 31, 1995
($000)

                                            (Securities Held To Maturity)
                                             ---------------------------
                                                     Estimated
                                   Amortized           Market            Weighted Average
                                      Cost             Value             Yield To Maturity
                                      ----             -----             -----------------
U.S. Treasury bills
-------------------
In one year or less                  $7,018           $7,029                   5.92%

U.S. agencies
-------------
In one year or less                 102,496          102,477                   5.83%
After one year through five years    35,192           35,186                   5.86%
                                     ------           ------
                                    137,688          137,663                   5.83%

Over investments
----------------
In one year or less                   1,000            1,000                   6.20%
                                    -------          -------

Total held to maturity portfolio    145,706          145,692                   5.84%

Federal Reserve Bank Stock              810              810                    n/a
                                   --------         --------
Total investment portfolio         $146,516         $146,502                   5.84%
                                   ========         ========


KEY FINANCIAL RATIOS
FOR THE YEAR ENDED AUGUST 31, 1995

                            Return on assets             4.7%
                            Return on equity            32.9%
                            Dividend payout ratio       11.9%
                            Equity to assets            14.2%



                      Average balances were computed on a month-end basis.

Waterhouse Investor Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                          Year Ended August 31,
                                                 ---------------------------------------
                                                     1995          1994          1993
                                                     ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $19,357,226   $15,726,483   $14,356,870
 Non cash items included in net income:
  Depreciation                                     2,313,420     1,724,872       799,570
  Debt issuance cost                                 140,472       199,583           ---
  Increase (decrease) in allowance for
   doubtful accounts                                 107,821       (81,382)       56,449
  (Increase) in operating assets:
  Receivable from brokers and dealers               (877,076)   (2,341,783)   (4,134,108)
  Receivable from customers                      (93,260,298)  (56,756,748)  (86,285,543)
  Deposits with clearing organizations              (857,051)     (760,030)   (1,012,769)
  Other assets                                    (7,307,297)     (885,446)     (773,183)
Increases (decreases) in operating liabilities:
  Broker loans and overdrafts                    (36,600,215)   (22,664,555)  24,911,170
  Deposits received for securities loaned         95,540,652      7,085,722    3,007,345
  Payable to brokers and dealers                    (734,065)       717,698    3,369,693
  Payable to customers                            29,947,472     25,341,086   39,713,071
  Accounts payable, taxes payable, accrued
   expenses, and other liabilities                 13,063,271     1,395,618    5,996,493
                                                   ----------     ---------    ---------
CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES     20,834,332   (31,298,882)       5,058
                                                   ----------    ----------        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment              (1,647,592)   (4,840,345)  (3,185,459)
  Interest bearing deposits with other banks      (50,000,000)          ---          ---
  Federal funds sold                              (54,100,000)          ---          ---
  Investment securities purchased                (342,024,862)   (7,532,305)         ---
  Proceeds from maturities of investment
   securities                                     203,041,130           ---          ---
                                                  -----------    ----------    ---------
CASH (USED IN) INVESTING ACTIVITIES:             (244,731,324)  (12,372,650)  (3,185,459)
                                                  -----------    ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  6% Convertible Subordinated Notes	                      ---    48,500,000          ---
  Interest bearing deposits                       231,046,433           ---           ---
  Debt issuance costs                                     ---    (1,499,000)          ---
  Deferred compensation - ESOP                            ---           ---       287,856
  Cash dividends paid                              (1,830,736)   (1,521,494)     (972,050)
  Exercise of stock options and warrants               42,506       114,544        42,045
  Federal income tax credit - stock options               ---           ---     1,398,433
                                                    ---------     ---------     ---------
CASH PROVIDED BY FINANCING ACTIVITIES             229,258,203     45,594,050      756,284
                                                  -----------     ----------      -------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      5,361,211      1,922,518   (2,424,117)
CASH AND DUE FROM BANKS, beginning of year          7,728,832      5,806,314    8,230,431
                                                    ---------      ---------    ---------
CASH AND DUE FROM BANKS, end of year              $13,090,043     $7,728,832   $5,806,314
                                                  ===========     ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                          $11,608,903     $5,024,724   $2,771,423
                                                  ===========    ===========   ==========
  Cash paid for income taxes                      $12,590,306    $10,790,699   $8,246,613
                                                  ===========    ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.