Form 10-Q
period 1995-11-30
WATERHOUSE INVESTOR SERVICES INC
filed 1996-01-16
CIK 812712

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549


                                          FORM 10-Q


                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended November 30, 1995         Commission file number 0-15948


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


The number of shares outstanding of Common Stock (par value $.01 per share) as of November 30, 1995 was 11,452,343.

                                  WATERHOUSE INVESTOR SERVICES, INC.
                                    Quarterly Report on Form 10-Q
                              For the Quarter Ended November 30, 1995

                                                Index


Part I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of
         November 30, 1995 and August 31, 1995                                3

         Consolidated Statements of Income for the Three
         Months Ended November 30, 1995 and November 30, 1994                 4

         Consolidated Statements of Cash Flows for the Three Months
         Ended November 30, 1995 and November 30, 1994                        5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11

Item 3.  Defaults upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                   11

EXHIBIT A - Computation of Earnings Per Common and Common Equivalent Shares  12

EXHIBIT B - Computation of Ratio of Earnings to Fixed Charges                13

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       (Unaudited)
                                                       November 30,        August 31,
                                                           1995              1995
                                                       -----------        -----------
ASSETS:
 Cash and due from banks                              $ 16,444,829       $ 13,090,043
 Interest bearing deposits with other banks             25,000,000         50,000,000
 Federal funds sold                                     73,900,000         54,100,000
 Investment securities                                 250,730,836        146,516,037
 Receivable from brokers and dealers                     9,496,670         10,576,815
 Receivable from customers, net                        433,888,072        368,974,021
 Deposits with clearing organizations                    4,370,753          4,384,568
 Furniture and equipment, net                            7,079,705          6,716,497
 Other assets                                           12,197,875         11,255,002
                                                      ------------       ------------
     Total assets                                     $833,108,740       $665,612,983
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
   Broker loans and overdrafts                        $ 62,149,109        $ 39,682,966
   Interest bearing deposits                           330,614,419         231,046,433
   Deposits received for securities loaned             143,949,065         107,683,494
   Payable to brokers and dealers                        5,530,116           4,625,829
   Payable to customers                                142,302,288         135,975,485
   Dividends payable                                           ---           2,288,920
   6% convertible subordinated notes                    48,500,000          48,500,000
   Accounts payable, taxes payable, accrued expenses
    and other liabilities                               26,978,063          29,095,811
                                                       -----------         -----------
     Total liabilities                                 760,023,060         598,898,938
                                                       -----------         -----------

 Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares
    authorized and 11,702,345 shares issued at
    November 30, 1995 and 11,694,729 shares issued at
    August 31, 1995                                        117,024            116,947
   Additional paid-in capital                            9,349,382          9,210,037
   Retained earnings                                    64,627,644         58,395,431
Less:
----
Treasury stock, 250,002 shares, at cost                 (1,008,370)        (1,008,370)
                                                      ------------       ------------
     Total stockholders' equity                         73,085,680         66,714,045
                                                      ------------       ------------
     Total liabilities and stockholders' equity       $833,108,740       $665,612,983
                                                      ============       ============

            The accompanying notes are an integral part of these consolidated financial statements.


                        WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)


                                                                 Three Months Ended
                                                           November 30,      November 30,
                                                               1995             1994
                                                           -----------       -----------
INTEREST INCOME:
 Margin loans                                              $ 8,015,132       $ 5,037,077
 Investment securities                                       4,390,590            44,986
 Other interest income                                         265,844            97,839
                                                            ----------        ----------
   Total interest income                                    12,671,566         5,179,902
                                                            ----------        ----------
INTEREST EXPENSE:
 Interest paid on interest bearing deposits                  3,504,481               ---
 Interest paid on deposits received for securities loaned    1,551,140               ---
 Broker loans and overdrafts                                   869,442         1,026,449
 6% convertible subordinated notes                             727,500           727,500
 Other                                                         308,479           168,478
                                                            ----------        ----------
   Total interest expense                                    6,961,042         1,922,427
                                                            ----------        ----------
   Net interest income                                       5,710,524         3,257,475
                                                            ----------        ----------
NONINTEREST INCOME:
 Commissions and clearing fees                              33,885,623        20,641,195
 Mutual fund revenue                                         3,269,197         1,969,028
 Other                                                         251,905           356,374
                                                            ----------	   ----------
   Total noninterest income                                 37,406,725        22,966,597
                                                            ----------        ----------
   Total income                                             43,117,249        26,224,072
                                                            ----------        ----------
OPERATING EXPENSES:
 Employee compensation and benefits                         13,301,776         8,751,474
 Communications and data processing                          6,653,540         4,044,146
 Advertising and promotion                                   2,008,566         1,384,962
 Stationery and postage                                      1,609,187           853,780
 Equipment                                                   1,489,589           480,435
 Occupancy                                                   1,351,633           995,614
 Floor brokerage, exchange and clearing fees                 1,150,847         1,009,206
 Professional fees                                             723,873           944,451
 Depreciation and amortization                                 681,826           540,073
 Other                                                       2,888,050           951,306
                                                            ----------        ----------

   Total operating expenses                                 31,858,887        19,955,447
                                                            ----------        ----------
Income before income taxes                                  11,258,362         6,268,625

Income tax provision                                         5,026,149         2,604,103
                                                            ----------        ----------
Net income                                                 $ 6,232,213       $ 3,664,522
                                                           ===========       ===========

Primary earnings per share                                       $ .54             $ .32
Fully diluted earnings per share                                 $ .48             $ .30
Weighted average shares outstanding                         11,628,193        11,521,314

           The accompanying notes are an integral part of these consolidated financial statements.

                           WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                               Three Months Ended
                                                           November 30,     November 30,
                                                               1995             1994
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $6,232,213       $3,664,522
  Non cash items included in net income:
   Depreciation                                                646,708          504,955
   Debt issuance cost                                           35,118           35,118
   Increase in allowance for doubtful accounts                  84,631           32,290
  (Increases) decreases in operating assets:
   Receivable from brokers and dealers                       1,080,145       (3,606,630)
   Receivable from customers                               (64,998,682)     (12,932,244)
   Deposits with clearing organizations                         13,815              ---
   Other assets                                               (977,993)        (568,563)
  Increases (decreases) in operating liabilities:
   Broker loans and overdrafts                              22,466,143       32,581,167
   Deposits received for securities loaned                  36,265,571              ---
   Payable to brokers and dealers                              904,287       (6,427,390)
   Payable to customers                                      6,326,803       (4,459,408)
   Accounts payable, taxes payable, accrued expenses and
    other liabilities                                       (4,406,666)      (1,615,690)
                                                             ---------        ---------
CASH PROVIDED BY OPERATING ACTIVITIES                        3,672,093        7,208,127
                                                             ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Interest bearing deposits with other banks                 25,000,000              ---
 Federal funds sold                                        (19,800,000)             ---
 Investment securities purchased                           (85,274,199)      (7,173,735)
 Proceeds from maturities of investment securities         (18,940,600)       7,582,713
 Purchase of furniture and equipment                        (1,009,916)        (330,111)
                                                             ---------          -------

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (100,024,715)          78,867
                                                           -----------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                    ---       (1,830,736)
 Exercise of stock options and warrants                        139,422              ---
 Interest bearing deposits                                  99,567,986              ---
                                                            ----------       ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             99,707,408       (1,830,736)
                                                            ----------       ----------
INCREASE IN CASH AND DUE FROM BANKS                          3,354,786        5,456,258

CASH AND DUE FROM BANKS, beginning of period                13,090,043        7,728,832
                                                            ----------        ---------
CASH AND DUE FROM BANKS, end of period                    $ 16,444,829     $ 13,185,090
                                                          ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                   $  5,744,031     $  1,221,297
                                                          ============     ============
 Cash paid for income taxes                               $  4,915,561     $  1,189,711
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

                           WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)

1.  ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES
    -----------------------------------------------
      Waterhouse Investor Services, Inc. (the "Company") was formed under the laws of the State of Delaware on April 10, 1987, and became registered as a bank holding company on October 13, 1994 under the Bank Holding Company Act of 1956. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Waterhouse Securities, Inc. and Waterhouse National Bank. Waterhouse Securities, Inc. ("Waterhouse Securities" or the "Broker"), a securities brokerage firm, registered with the Securities and Exchange Commission (the "SEC") and is a member of the National Association of Securities Dealers, Inc. (the "NASD") and the New York Stock Exchange, Inc. (the "NYSE")and other exchanges, which provides discount brokerage and mutual fund services to individual investors. Waterhouse National Bank (the "Bank") is a federally chartered banking institution which provides expanded financial services primarily to the customers of Waterhouse Securities.

      The financial statements have been prepared by the Company, without audit, pursuant to the Rules and Regulations of the SEC and reflect all adjustments (which include only normal recurring adjustments) which are necessary to present a fair statement of the results for the interim periods reported. All intercompany transactions have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.

2. CAPITAL ADEQUACY
   ----------------
      As a registered broker-dealer and member firm of the NYSE, the Broker is subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. The Broker has elected to use the alternative method, permitted by the Rule, which requires that the Broker maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. Additionally, the NYSE may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items and may prohibit the Broker from expanding its business and declaring dividends if its net capital is less than 5% of aggregate debit items.

      At November 30, 1995, the Broker had net capital of $45,402,642, which was 10% of aggregate debit items and $36,131,358 in excess of required net capital. Further, the amounts in excess of 4% and 5% of aggregate debit items were $26,860,074 and $22,224,432, respectively.

      As a bank holding company, the Company closely monitors its capital levels and the capital levels of the Bank to provide for normal business needs and to comply with regulatory requirements. Both the Company's and the Bank's capital ratios were sufficently in excess of the regulatory requirements to be deemed "Well Capitalized" for the period ended November 30, 1995.

3. INVESTMENT SECURITIES
   ---------------------
      The investment securities are held by the Bank and carried at amortized
      cost since the Bank has the intent and the ability 	to hold these
      instruments to maturity. The maturity of these instruments range from December 7, 1995 to June 26, 2000. The following is a comparison of the carrying amount and approximate market values:

                                          November 30, 1995           August 31, 1995
                                      -------------------------  -------------------------
                                        Carrying   Approximate     Carrying   Approximate
                                         Amount    Market Value     Amount    Market Value
                                      ------------ ------------  ------------ ------------
U.S. Government and Agency Securities $249,920,836 $249,619,668  $144,706,037 $144,692,000
Other Securities                           810,000      810,000     1,810,000    1,810,000
                                      ------------ ------------  ------------ ------------
Total                                 $250,730,836 $250,429,668  $146,516,037 $146,502,000
                                      ============ ============  ============ ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

Waterhouse Investor Services, Inc., is a holding company engaged through its principal subsidiary, Waterhouse Securities, Inc., in providing discount brokerage and related financial services primarily to retail customers throughout the United States. The Bank was established to provide the Company with the ability to offer expanded financial services and products primarily to the customer base of Waterhouse Securities.

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

The Company has organized an investment advisory subsidiary, Waterhouse Asset Management, Inc., which is registered under the Investment Advisory Act of 1940. The advisory firm, which is a wholly-owned subsidiary of the Bank, is principally engaged in providing investment management services to the Waterhouse Investors Cash Management Fund, a money market fund, and other mutual funds.

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

The following table sets forth selected consolidated financial data as percentages of total revenues and the percentage increase in each item over the amount for the previous period:

                                    Percentage to total income    Period to period change
                                    --------------------------    -----------------------
                                                                   First QuarterFY 1996
                                   First Quarter   First Quarter        compared to
                                      FY 1996         FY 1995      First Quarter FY 1995
                                      -------         -------      ---------------------
Interest Income:
  Total interest income                29.4%           19.8%              144.6%
  Total interest expense               16.2%            7.4%              262.1%
                                       -----           -----
  Net interest income                  13.2%           12.4%               75.3%
                                       -----           -----
Noninterest Income:
Commissions and clearing fees          78.6%           78.7%               64.2%
Mutual fund revenues                    7.6%            7.5%               66.0%
Other noninterest income                0.6%            1.4%              -29.3%
                                       -----           -----
Total noninterest income               86.8%           87.6%               62.9%
                                       -----           -----
Total income                          100.0%          100.0%               64.4%
                                      ------          ------

Operating Expenses:
Employee compensation and benefits     30.9%           33.4%               52.0%
Communications and data processing     15.4%           15.4%               64.5%
Advertising and promotion               4.7%            5.3%               45.0%
Stationery and postage                  3.7%            3.3%               88.5%
Equipment                               3.5%            1.8%              210.0%
Occupancy                               3.1%            3.8%               35.8%
Floor brokerage, exchange and
 clearing fees                          2.7%            3.8%               14.0%
All other expenses                      9.9%            9.3%               76.3%
                                       -----           -----
Total operating expenses               73.9%           76.1%               59.7%
                                       -----           -----
Income before income taxes             26.1%           23.9%               79.6%

Income tax provision                   11.7%            9.9%               93.0%
                                       -----           -----
Net income                             14.4%           14.0%               70.1%
                                       -----           -----

Income

Net Interest Income. Waterhouse Securities' primary source of interest income is margin loans to customers. These loans are financed primarily through capital, bank loans, deposits received for securities loaned, credit balances in customer accounts (known as free credit balances) and subordinated debt. Net interest income (interest income less interest expense) increased for the first quarter of fiscal year 1996 by 75% from that of the same period in the prior year. This is directly affected by the level of such loans, the interest rate charged on those loans, which is based on the broker call rate, and the cost of financing. The Bank has contributed to the increase in net interest income due to interest earned on short term investments in excess of interest paid to depositors.

Commissions and Clearing Fees. Waterhouse Securities acts primarily as an agent for customer trading activity, and therefore, the commissions earned by Waterhouse Securities are directly affected by the number of trades executed and cleared, as well as the average commission rate per trade. During the first quarter of fiscal year 1996, the number of trades executed and cleared by Waterhouse Securities was up 62% as a result of activity from the addition of new accounts added during the period and increased trading activity from existing accounts. Included in commissions and clearing fees are commissions for directing order execution.

Mutual Fund Revenues. Included in mutual fund revenues are commission fees and loads on mutual fund and money market transfers. Such revenues increased 66% for the first quarter of fiscal year 1996 over the same period in the prior year, primarily due to a corresponding increase in volume in mutual fund transactions.

Expenses

Employee Compensation and Benefits. Employee compensation represented approximately 42% of total operating expenses in the first quarter of fiscal 1996 -- the Company's largest expense. This expense primarily includes salaries, bonuses, Employee Stock Ownership Plan (ESOP) contributions and other related benefits and taxes. Employee compensation expense is directly impacted by the number of employees, and partially impacted by the profits of the Company, as the bonuses and contributions to the ESOP are dependent on income before taxes.

Employee compensation increased 52% in the first quarter of fiscal 1996 over the first quarter of fiscal 1995, primarily as a result of an increase in the number of employees from 775 as of November 30, 1994 to 1,045 as of November 30, 1995. These increases were necessary to support the rapid branch expansion from 60 branches as of November 30, 1994 to 74 branches as of November 30, 1995, as well as increased activity from the customer base of the existing branches.

Communications and Data Processing. This category is primarily composed of variable charges related to executing and clearing customer transactions, telephone, computer service and quotation charges. These charges increased 65% for the first quarter of fiscal year 1996 primarily due to the corresponding increase in the volume of transactions processed by the Company and, to a lesser extent, the related increases in the number of branch offices.

Advertising and Promotion. As the branch network expanded at a rapid rate over the past several years, Waterhouse Securities increased its advertising campaign with larger and more frequent advertising in national publications, such as The Wall Street Journal, Barron's and Investor's Business Daily. In addition, Waterhouse Securities increased its advertising campaign on national cable television stations. As a result, advertising and promotion expense increased 45% for the first quarter of fiscal year 1996 over the first quarter of the prior year.

Stationery and Postage. This includes envelopes, postage charges and stationery for our brokerage operations. This expense increased 89% for the first quarter of 1996 over the first quarter of the prior year.
This increase was attributable to the large increase in trade volume as well as the development of new customer statements, and the expansion of the Company's branch office network.

Equipment. Equipment expense increased 210% in the first quarter of 1996 over the first quarter of the prior year. This is attributable to both the rapid expansion of the Company's branch office network and the increased technology offered by the Company to its customer base.

Occupancy. Occupancy expense increased 36% in the first quarter of fiscal 1996 versus the first quarter of fiscal 1995. This increase was primarily attributable to an increase in rental expense resulting from the expansion of the Company's branch office network and an increase in space required for the Company's clearing operations and corporate headquarters.

Floor Brokerage, Exchange and Clearing Fees. This expense increased 14% for the first quarter of 1996 over the first quarter of the prior year. This includes both clearance and floor brokerage expense and was affected by the increase in the trade volume.

Other Expenses. Included in other expenses are depreciation, insurance, professional fees and other miscellaneous expenses. Other expenses amounted to $4.3 million in the first quarter of fiscal year 1996, resulting in an increase of 76% as compared to the first quarter of fiscal 1995. This increase is primarily attributable to the general expansion of the Company's business during the period.

Financial Condition

As of November 30, 1995, the Company's financial position remained strong with 98% of total assets consisting of cash and due from banks, deposits, federal funds sold, investment securities and receivables from broker-dealers and customers. Customer receivables of $434 million at November 30, 1995 are secured by readily marketable securities, some of which are used to collateralize bank loans of $62 million and deposits received for securities loaned of $144 million. The Company's other assets consist principally of office and operating equipment.

Stockholders' equity as of November 30, 1995 was over $73 million, an increase of $6.2 million since August 31,1995. Such increase was primarily due to earnings during the first three months of fiscal 1996.

Liquidity and Capital Resources

With the establishment of the Bank, the Company became subject to regulation as a registered bank holding company under the Bank Holding Company Act. As such, the Company is subject to examination by the Federal Reserve Bank (the "FRB"), regulatory reporting requirements, minimum capital requirements and ratios, certain restrictions on non-banking activities, transactions with affiliates, tie-in arrangements, changes in control, dividend payments, redemptions and other payments to security holders, and other restrictions. Under FRB policy, the Company, as a bank holding company, will be expected to act as a source of financial strength to Waterhouse National Bank and to commit resources to support the Bank. Currently, both the Company and the Bank have adequate capital, in excess of minimum requirements.

Waterhouse Securities is subject to rules adopted by the SEC, the NASD, the NYSE, other exchanges of which it is a member and various state securities law administrators which are designed to measure the general financial integrity and liquidity of broker-dealers by determining the amount of their net capital. Waterhouse Securities may not pay dividends, distribute capital, prepay subordinated indebtedness or redeem or repurchase shares of its capital stock if, thereafter, it would be in violation of any such rules. Waterhouse Securities has at all times maintained net capital in excess of the minimum amount of net capital required to be maintained by such rules, and as of November 30, 1995, had net capital in excess of the minimum amount of the required net capital.

The Company had available formal and informal lines of credit of approximately $255 million (of which $62 million was utilized) at November 30, 1995, which require collateralization upon utilization. These lines of credit, payables to customers, and the convertible subordinated notes are the primary sources of liquidity for the Company. Management believes that these primary sources of liquidity, along with the equity of the Company, are sufficient to meet the working capital needs of its subsidiaries including expansion of the securities, clearing and banking operations, as well as any possible future acquisitions.

Effects of Inflation

For the three month period ended November 30, 1995, there was no material effect on the Company due to inflation.

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


                                           WATERHOUSE INVESTOR SERVICES, INC.

     Date:  January 12, 1996               By: /s/ Lawrence M. Waterhouse Jr.
                                           --------------------------------
                                           Lawrence M. Waterhouse, Jr.
                                           Chairman & Chief Executive Officer


     Date:  January 12, 1996               By: /s/ Bernard Siegel
                                           --------------------------------
                                           M. Bernard Siegel
                                           Chief Financial Officer