Form 10-Q
period 1996-02-29
WATERHOUSE INVESTOR SERVICES INC
filed 1996-04-15
CIK 812712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 1996          Commission file number 0-15948


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

                 X       Yes              No
               -----               -----


The number of shares outstanding of Common Stock (par value $.01 per share) as of February 29, 1996 was 11,457,706.

                       WATERHOUSE INVESTOR SERVICES, INC.
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended February 29, 1996

                                      Index

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of
         February  29, 1996 and August 31, 1995                               3

         Consolidated Statements of Income for the Three and Six
         Months Ended February 29, 1996 and February 28, 1995                 4

         Consolidated Statements of Cash Flows for the Six Months
         Ended February 29, 1996 and February 28, 1995                        5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities                                               12

Item 3.  Defaults upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

EXHIBIT A - Computation of Earnings Per Common and Common Equivalent Shares  15

EXHIBIT B - Computation of Ratio of Earnings to Fixed Charges                16

EXHIBIT C - Agreement and Plan of Merger                                     17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               (Unaudited)
                                                                               February 29,     August 31,
                                                                                   1996            1995
                                                                              -------------   -------------
ASSETS:
 Cash and due from banks                                                      $  19,599,501   $  13,090,043
 Interest bearing deposits with other banks                                      10,000,000      50,000,000
 Federal funds sold                                                              77,775,000      54,100,000
 Investment securities                                                          402,860,581     146,516,037
 Receivable from brokers and dealers                                              9,038,519      10,576,815
 Receivable from customers, net                                                 446,655,473     368,974,021
 Deposits with clearing organizations                                             4,421,935       4,384,568
 Furniture and equipment, net                                                     7,830,838       6,716,497
 Other assets                                                                    14,735,884      11,255,002
                                                                              -------------   -------------
   Total assets                                                               $ 992,917,731   $ 665,612,983
                                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Broker loans and overdrafts                                                  $  15,633,929   $  39,682,966
 Interest bearing deposits                                                      462,808,402     231,046,433
 Deposits received for securities loaned                                        190,325,189     107,683,494
 Payable to brokers and dealers                                                   6,949,818       4,625,829
 Payable to customers                                                           162,314,751     135,975,485
 Dividends payable                                                                     --         2,288,920
 6% convertible subordinated notes                                               48,483,000      48,500,000
 Accounts payable, taxes payable, accrued expenses and
   other liabilities                                                             25,328,765      29,095,811
                                                                              -------------   -------------
   Total liabilities                                                            911,843,854     598,898,938
                                                                              -------------   -------------

Stockholders' equity:
 Common stock,  $.01 par value,  20,000,000 shares
  authorized and 11,707,708
  shares issued at February 29, 1996
  and 11,694,729 shares issued at August 31, 1995                                   117,077         116,947
 Additional paid-in capital                                                       9,421,800       9,210,037
 Retained earnings                                                               72,543,370      58,395,431
 Less:
 Treasury stock, 250,002 shares, at cost                                         (1,008,370)     (1,008,370)
                                                                              -------------   -------------
   Total stockholders' equity                                                    81,073,877      66,714,045
                                                                              -------------   -------------
   Total liabilities and stockholders' equity                                 $ 992,917,731   $ 665,612,983
                                                                              =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended         Six Months Ended
                                                           February 29, February 28, February 29,  February 28,
                                                               1996         1995         1996          1995
                                                           ------------ ------------ ------------  -----------
INTEREST INCOME:
 Margin loans                                              $ 8,592,261  $ 5,867,553  $16,607,393   $10,904,630
 Investment securities                                       5,575,482      531,744    9,966,072       576,730
 Other interest income                                         221,016      145,188      486,859       243,027
                                                           -----------  -----------  -----------   -----------
   Total interest income                                    14,388,759    6,544,485   27,060,324    11,724,387
                                                           -----------  -----------  -----------   -----------

INTEREST EXPENSE:
 Interest paid on interest bearing deposits                  4,557,106           --    8,061,587            --
 Interest paid on deposits received for securities loaned    2,067,651           --    3,618,791            --
 Broker loans and overdrafts                                   740,452    1,620,475    1,609,895     2,646,925
 6% convertible subordinated notes                             727,380      727,500    1,454,880     1,455,000
 Other                                                         340,201      333,513      648,679       501,990
                                                           -----------  -----------  -----------   -----------
   Total interest expense                                    8,432,790    2,681,488   15,393,832     4,603,915
                                                           -----------  -----------  -----------   -----------
   Net interest income                                       5,955,969    3,862,997   11,666,492     7,120,472
                                                           -----------  -----------  -----------   -----------

NONINTEREST INCOME:
  Commissions and clearing fees                             39,692,233   21,867,120   73,577,856    42,508,316
  Mutual fund revenue                                        3,044,643    2,229,899    6,313,840     4,198,927
  Other                                                      1,597,062      613,416    1,848,966       969,789
                                                           -----------  -----------  -----------   -----------
  Total noninterest income                                  44,333,938   24,710,435   81,740,662    47,677,032
                                                           -----------  -----------  -----------   -----------
  Net revenue                                               50,289,907   28,573,432   93,407,154    54,797,504
                                                           -----------  -----------  -----------   -----------

OPERATING EXPENSES:
 Employee compensation and benefits                         15,152,180    9,293,711   28,453,956    18,045,185
 Communications and data processing                          7,551,725    4,411,334   14,205,267     8,455,480
 Advertising and promotion                                   2,302,271    1,908,567    4,310,837     3,293,528
 Equipment                                                   2,198,969      528,343    3,688,557     1,008,778
 Occupancy                                                   2,191,388    1,029,329    3,543,021     2,024,943
 Stationery and postage                                      1,710,888    1,016,071    3,320,074     1,869,852
 Floor brokerage, exchange and clearing fees                 1,258,100    1,084,356    2,408,947     2,093,562
 Professional fees                                           1,029,197      557,164    1,753,070     1,501,615
 Depreciation and amortization                                 897,285      558,852    1,579,111     1,098,925
 Other                                                       1,578,855    1,185,232    4,466,902     2,136,535
                                                           -----------  -----------  -----------   -----------
 Total operating expenses                                   35,870,858   21,572,959   67,729,742    41,528,403
                                                           -----------  -----------  -----------   -----------
Income before  income taxes                                 14,419,049    7,000,473   25,677,412    13,269,101

Income tax provision                                         6,503,324    2,961,093   11,529,473     5,565,197
                                                           -----------  -----------  -----------   -----------
Net income                                                 $ 7,915,725  $ 4,039,380  $14,147,939   $ 7,703,904
                                                           ===========  ===========  ===========   ===========

Primary earnings per share                                        $.68         $.35        $1.22          $.67
Fully diluted earnings per share                                  $.60         $.33        $1.09          $.63
Weighted average shares outstanding                         11,655,065   11,502,510   11,642,573    11,502,510

             The accompanying notes are an integral part of these
                       consolidated financial statements.

              WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended
                                                       February 29,   February 28,
                                                          1996           1995
                                                      -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $  14,147,939   $  7,703,904
   Non cash items included in net income:
   Depreciation                                           1,508,875      1,028,689
   Debt  issuance cost                                       70,252         70,236
   Increase in allowance for doubtful accounts              244,469             --
(Increases) decreases in operating assets:
   Receivable from brokers and dealers                    1,538,296        799,747
   Receivable from customers                            (77,925,921)    (9,130,820)
   Deposits with clearing organizations                     (37,367)       (19,587)
   Other assets                                          (3,551,134)      (811,557)
 Increases (decreases) in operating liabilities:
   Broker loans and overdrafts                          (24,049,037)    23,275,747
   Interest bearing deposits                            231,761,969     15,872,633
   Deposits received for securities loaned               82,641,695     (2,947,500)
   Payable to brokers and dealers                         2,323,989     (1,207,448)
   Payable to customers                                  26,338,892     11,199,468
   Accounts payable, taxes payable,
     accrued expenses and other liabilities              (6,072,592)    (2,231,400)
                                                      -------------   ------------

CASH PROVIDED BY OPERATING ACTIVITIES                   248,940,325     43,602,112
                                                      -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Interest bearing deposits with other banks              40,000,000     (5,000,000)
 Federal funds sold                                     (23,675,000)   (21,600,000)
 Investment securities purchased                       (458,460,102)   (33,806,315)
 Proceeds from maturities of investment securities      202,115,558     21,101,245
 Purchase of furniture and equipment                     (2,623,216)      (207,064)
                                                      -------------   ------------
CASH (USED IN) INVESTING ACTIVITIES                    (242,642,760)   (39,512,134)
                                                      -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                --       (1,830,736)
 Exercise of stock options and warrants                     211,893            --
                                                      -------------   ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             211,893     (1,830,736)
                                                      -------------   ------------

INCREASE IN CASH AND DUE FROM BANKS                       6,509,458      2,259,242

CASH AND DUE FROM BANKS, beginning of period             13,090,043      7,728,832
                                                      -------------   ------------

CASH AND DUE FROM BANKS, end of period                $  19,599,501   $  9,988,074
                                                      =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                               $  15,035,146   $  4,079,908
                                                      =============   ============

 Cash paid for income taxes                           $  13,810,782   $  6,466,888
                                                      =============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES
       Waterhouse Investor Services, Inc. (the "Company") was formed under the laws of the State of Delaware on April 10, 1987, and became registered as a bank holding company on October 13, 1994 under the Bank Holding Company Act of 1956. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Waterhouse Securities, Inc. and Waterhouse National Bank. Waterhouse Securities, Inc. ("Waterhouse Securities" or the "Broker"), a securities brokerage firm, is registered with the Securities and Exchange Commission (the "SEC") and is a member of the National Association of Securities Dealers, Inc., the New York Stock Exchange, Inc. (the "NYSE") and other exchanges. Waterhouse Securities provides discount brokerage and mutual fund services to individual investors. Waterhouse National Bank (the "Bank") is a federally chartered banking institution which provides expanded financial services primarily to the customers of Waterhouse Securities.

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

2.   CAPITAL ADEQUACY
       As a registered broker-dealer and member firm of the NYSE, the Broker is subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. The Broker has elected to use the alternative method, permitted by the Rule, which requires that the Broker maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. Additionally, the NYSE may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items and may prohibit the Broker from expanding its business and declaring dividends if its net capital is less than 5% of aggregate debit items.

       At February 29, 1996, the Broker had net capital of $49,936,760, which was 11% of aggregate debit items and $40,523,515 in excess of required net capital. Further, the amounts in excess of 4% and 5% of aggregate debit items were $31,110,270, and $26,403,647, respectively.

       As a bank holding company, the Company closely monitors its capital levels and the capital levels of the Bank to provide for normal business needs and to comply with regulatory requirements. Both the Company's and the Bank's capital ratios were in excess of the regulatory requirements to be deemed "Well Capitalized" at February 29, 1996.

3.   INVESTMENT SECURITIES
       The investment securities are held by the Bank and carried at amortized cost since the Bank has the intent and the ability to hold these instruments to maturity. The maturity of these instruments range from March 1, 1996 to June 26, 2000.
       The following is a comparison of the carrying amount and approximate market values:

                                            February 29, 1996          August 31, 1995
                                        -------------------------  --------------------------
                                         Carrying    Approximate    Carrying     Approximate
                                          Amount     Market Value    Amount      Market Value
                                       ------------  ------------  ------------  ------------
U.S. Government and Agency Securities  $402,050,581  $401,868,000  $144,706,037  $144,692,000
Other Securities                            810,000       810,000     1,810,000     1,810,000
                                       ------------  ------------  ------------  ------------
Total                                  $402,860,581  $402,678,000  $146,516,037  $146,502,000
                                       ============  ============  ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

Waterhouse Investor Services, Inc., is a holding company engaged through its principal subsidiary, Waterhouse Securities, in providing discount brokerage and related financial services primarily to retail customers throughout the United States. The Bank was established to provide the Company with the ability to offer expanded financial services and products primarily to the customer base of Waterhouse Securities.

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

The Company has organized an investment advisory subsidiary, Waterhouse Asset Management, Inc., which is registered under the Investment Advisory Act of 1940. The advisory firm, which is a wholly-owned subsidiary of the Bank, is principally engaged in providing investment management and administrative services to the Waterhouse Investors Cash Management Fund, a money market fund, and other Waterhouse mutual funds that may be established in the future.

Results of Operations

The Company has experienced rapid growth in customer accounts, trade processing activity and revenues. The Company believes that favorable market conditions and increasing participation of individual investors have contributed substantially to this growth. However, the Company also believes that its growth is attributable in large measure to the expansion of its branch office network, the development of the Bank, the introduction of new products and services, increased advertising and marketing expenditures, and growth in the number of individuals comprising the Company's target market.

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

The  following  table  sets  forth  selected  consolidated   financial  data  as
percentages of net revenue and the percentage increase in each item over the amount for the previous period:



                                                  Percentage to net revenue      Period to period change
                                                  -------------------------      -----------------------

                                                                                     Second Quarter
                                                                                    Fiscal Year 1996
                                              Second Quarter      Second Quarter       compared to
                                                Fiscal Year         Fiscal Year      Second Quarter
                                                   1996                1995         Fiscal Year 1995
                                              --------------      --------------    ----------------
Interest Income:
Total  interest  income                            28.6%               22.9%              119.9%
Total interest expense                             16.8%                9.4%              214.5%
                                                  ------              ------
Net interest income                                11.8%               13.5%               54.2%
                                                  ------              ------

Noninterest Income:
Commissions and clearing fees                      78.9%               76.5%               81.5%
Mutual fund revenue                                 6.1%                7.8%               36.5%
Other                                               3.2%                2.2%              160.4%
                                                  ------              ------
Total noninterest income                           88.2%               86.5%               79.4%
                                                  ------              ------

Net revenue                                       100.0%              100.0%               76.0%
                                                  ------              ------


Operating Expenses:

Employee compensation and benefits                 30.1%               32.5%               63.0%
Communications and data processing                 15.0%               15.4%               71.2%
Advertising and promotion                           4.6%                6.7%               20.6%
Equipment                                           4.4%                1.8%              316.2%
Occupancy                                           4.4%                3.6%              112.9%
Stationery and postage                              3.4%                3.6%               68.4%
Floor brokerage, exchange and clearing fees         2.5%                3.8%               16.0%
All other expenses                                  6.9%                8.1%               52.3%
                                                  ------              ------
Total operating expenses                           71.3%               75.5%               66.3%
                                                  ------              ------

Income before income taxes                         28.7%               24.5%              106.0%

Income tax provision                               13.0%               10.4%              119.6%
                                                  ------              ------
Net income                                         15.7%               14.1%               96.0%
                                                  ------              ------
                                                  ------              ------



The Company is required to prepare its financial statements in a format prescribed for all bank holding companies. This format highlights the Company's activities which produce net interest income even though the Company's primary source of revenue continues to be commissions earned by Waterhouse Securities, acting as agent for its customers' securities trading activities.

Net Interest Income. The Company's primary sources of interest income are margin loans to customers of Waterhouse Securities and earnings on the Bank's short-term investments. Margin loans are financed primarily through bank loans, deposits received for securities loaned, credit balances in customer accounts (known as free credit balances), subordinated debt and capital. Short-term investments are funded through the deposit taking activities of the Bank. Net interest income (interest income less interest expense) is directly affected by the amount of interest earning assets and interest bearing liabilities and the interest rates prevailing during the period.

Noninterest Income. Commissions and clearing fees earned by Waterhouse Securities comprise the substantial majority of these revenues. The commissions earned by Waterhouse Securities are directly affected by the number of trades executed and cleared, as well as the average commission rate per trade. Included in commissions and clearing fees are fees for directing order execution. During 1995, the SEC imposed new disclosure requirements with regard to receipt of commissions for directing order execution which the Company is in conformity with. Management believes that such changes have not had an adverse effect on the Company's revenues. Mutual fund revenue comprises transaction fees and commissions on mutual fund and money market transfers.

Operating Expenses. Employee compensation and benefits, which includes salaries, bonuses, Employee Stock Option Plan ("ESOP") contributions and other related benefits and taxes, are the Company's largest expense. Employee compensation expense is directly impacted by the number of employees, and partially impacted by the profits of the Company, as the bonuses and ESOP contributions are dependant upon the level of income before income taxes. The communications and data processing category is primarily composed of variable charges related to executing and clearing customer securities transactions, telephone, computer service and quotation charges. Included in other expenses are maintenance, depreciation and amortization, insurance, professional fees and other miscellaneous expenses.


Revenue

Net Interest Income. Net interest income increased for the first six months of fiscal year 1996 by 64% from that of the prior year's first six months, and increased 54% for the second quarter of fiscal year 1996 from the second quarter of fiscal year 1995. Such increase is primarily a result of an increase in average customer margin loans and a lower cost of funds.

Commissions and Clearing Fees. Commissions and clearing fees for the first six months of fiscal year 1996, which amounted to 79% of net revenue, grew to a record $73.6 million, which represented a 73% increase over commissions and clearing fees of $42.5 million for the first six months of fiscal year 1995. Commissions and clearing fees for the second quarter of fiscal 1996 increased by 82% from the second quarter of fiscal 1995. This trend was a continuation of the growth in commissions and clearing fees experienced during fiscal 1995.

Mutual Fund Revenues. Mutual fund revenues increased 50% for the first six months of fiscal year 1996 and 37% for the second quarter over the prior year periods, primarily due to a corresponding increase in volume in mutual fund transactions.


Operating Expenses


Employee Compensation and Benefits. Employee compensation increased 57.7% for the first six months of fiscal 1996 over the first six months of fiscal 1995, and 63% for the second quarter of fiscal 1996 over the second quarter of fiscal 1995, primarily as a result of an increase in the number of employees from 785 as of February 28, 1995 to 1,213 as of February 29, 1996. These increases were necessary to support the rapid branch expansion from 64 as of February 28, 1995 to 78 as of February 29, 1996 as well as increased activity from the customer base of the existing branches. As a percentage of net revenue, employee compensation has remained relatively constant, 31% for the first six months of fiscal 1996 and 33% for the first six months of fiscal 1995.

Communications and Data Processing. Communications and data processing increased 68% for the first six months of fiscal 1996, and 71% for the second quarter of fiscal 1996 over the first six months and second quarter of fiscal 1995, primarily due to the corresponding increase in the volume of transactions processed by the Company, and to a lesser extent, the related increases in the number of branch offices.

Advertising and Promotion. Advertising and promotion increased 31% for the first six months of fiscal 1996, over the prior year's period, and 21% for the second quarter of fiscal 1996 over the second quarter of fiscal 1995. During the first six months of fiscal 1996, Waterhouse Securities increased its advertising campaign with larger and more frequent advertising in national publications, such as The Wall Street Journal, Barron's and Investors Business Daily.

Equipment. Equipment expense increased 266% for the first six months of fiscal 1996, and 316% for the second quarter over the same periods in the prior fiscal year. This is attributable to the rapid expansion of the branch office network and increased technology acquired by the Company.

Occupancy. Occupancy expense increased 75% for the first six months of fiscal 1996, and 113% for the second quarter over the same periods in the prior fiscal year. These increases were primarily attributable to an increase in rental expense due to the expansion of the Company's branch office network and an increase in space required for the corporate headquarters during fiscal year 1996.

Stationery and Postage. Stationery and postage increased 78% for the first six months of fiscal 1996, over the prior year's period, and 68% for the second quarter of fiscal 1996 over the second quarter of fiscal 1995. This increase is attributable to the large increase in trade volume, and the new products offered by Waterhouse National Bank and Waterhouse Securities.

Floor Brokerage, Exchange and Clearing Fees. Floor brokerage, exchange and clearing fees increased 15% for the first six months of fiscal 1996, over the prior fiscal year period, and 16% for the second quarter of 1996 over the second quarter of fiscal 1995. This expense is directly affected by the increase in the trade volume.

Other Expenses. Other expenses amounted to $7.8 million and $3.5 million for the first six months and the second quarter, respectively, increases of 65% and 52%, over the same periods in the prior fiscal year. These increases are primarily attributable to miscellaneous costs associated with the general expansion of the Company's business during the period.

Financial Condition

As of February 29, 1996, the Company's financial position remained strong with 97% of total assets consisting of cash and due from banks, interest-bearing deposits with other banks, federal funds sold, investment securities and receivables from broker-dealers and customers. Customer receivables of $447 million at February 29, 1996 are secured by readily marketable securities, some of which are used to collateralize bank loans of $12 million and deposits received for securities loaned of $190 million. The Company's other assets consist principally of office and operating equipment.

Stockholders' equity as of February 29, 1996 was over $81 million, an increase of $14.4 million since August 31, 1995. Such increase was primarily due to earnings during the first six months of fiscal 1996.

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

Waterhouse Securities is subject to rules adopted by the SEC, the NASD, the NYSE, other exchanges of which it is a member and various state securities law administrators which are designed to measure the general financial integrity and liquidity of broker-dealers by determining the amount of their net capital. Waterhouse Securities may not pay dividends, distribute capital, prepay subordinated indebtedness or redeem or repurchase shares of its capital stock if, thereafter, it would be in violation of any such rules. Waterhouse Securities has at all times maintained net capital in excess of the minimum amount of net capital required to be maintained by such rules, and as of February 29, 1996, had net capital in excess of the minimum amount of the required net capital.

The Company had available formal and informal lines of credit of approximately $255 million (of which $12 million was utilized) at February 29, 1996, which require collateralization upon utilization. These lines of credit, interest-bearing deposits, payable to customers, and the convertible subordinated notes are the primary sources of liquidity for the Company. Management believes that these primary sources of liquidity, along with the equity of the Company, are sufficient to meet the working capital needs of its subsidiaries including expansion of the securities, clearing and banking operations, as well as any possible future acquisitions.

Effects of Inflation

For the six month period ended February 29, 1996 there was no material effect on the Company due to inflation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
          In the ordinary course of its business the Company is involved in certain routine legal matters which, in the opinion of management, based on its discussions with counsel, are not expected to have a material adverse effect on the Company's consolidated financial condition.

Item 2.  Changes in Securities
          Not applicable

Item 3.  Defaults Upon Senior Securities
          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          On February 6, 1996, the Company held its Annual Meeting of Stockholders. A proposal to approve the appointment of Price Waterhouse LLP as the Company's independant accountants for the fiscal year ending August 31, 1996, was presented to the Stockholders for ratification. The Stockholders approved such proposal with 10,991,513 votes cast for, 26,888 votes cast against, and 20,345 abstentions.

          In addition, the Company nominated five directors to serve until the Annual Meeting of Stockholders in 1999. Proxy statements listing such nominations were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees.
          All such nominees were elected with the following votes cast:

                                     For              Authority to Vote Withheld
                                     ---              --------------------------

           Kenneth I. Coco           10,893,869               144,877
           Richard H. Neiman         10,892,056               146,690
           Frank J. Petrilli         10,894,990               143,756
           Arthur J. Radin           10,943,837               94,909
           James F. Rittinger        10,939,040               99,706

Item 5.  Other Information
          Waterhouse Investor Services, Inc., The Toronto-Dominion Bank ("TD Bank") and TD/Oak, Inc., a newly formed wholly owned Delaware subsidiary of TD Bank ("Merger Sub") have entered into an Agreement and Plan of Merger, dated April 9, 1996 (the "Merger Agreement") that provides for TD Bank's acquisition of the Company through a merger of the Company into Merger Sub, with Merger Sub as the surviving corporation, in which each share of the Company's common stock, par value $.01 per share (the "Company Common Stock") will be exchanged, at the election of the holder, for either shares of TD Bank common stock, no par value ("TD Bank Common Stock") with a market value equivalent to US$38.00 (subject to a maximum of 2.45952 shares and a minimum of 1.81790 shares of TD Bank Common Stock being exchanged for each share of Company Common Stock) or US$38.00 net to the seller in cash; provided that no more than 65% of the outstanding Company Common Stock will be converted into TD Bank Common Stock and no more than 35% will be converted into cash, with pro ration in the event that elections exceed either such percentage.

          The Merger Agreement, pursuant to its terms, is subject to termination at the election of the Board of Directors of the Company if the price of TD Bank Common Stock is such that 2.45952 shares would have a market value equivalent to less than US$38.00 on the tenth business day prior to the scheduled closing of the merger (the "Determination Date"), unless TD Bank increases the exchange ratio to such number of shares of TD Bank Common Stock having a market value on the Determination Date equivalent to US$38.00. The Merger Agreement is also subject to termination by the Company prior to approval of the merger by the stockholders of the Company if the Board of Directors of the Company determines in good faith after advice of counsel that the failure to terminate the Merger Agreement could reasonably be deemed a breach of its fiduciary duties under applicable law. The Merger Agreement may also be terminated by either the Company or TD Bank upon the occurrence of certain other events provided for in the Merger Agreement. The merger is expected to be tax-free to the holders of Company Common Stock to the extent they receive TD Bank Common Stock for their Company Common Stock.

          Consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction of a number of conditions, including approval of the merger by the Company's stockholders, registration of TD Bank Common Stock to be issued in the merger under applicable Canadian and U.S. securities laws and listing of such shares on the Toronto Stock Exchange and the new listing of TD Bank Common Stock on the New York Stock Exchange, and receipt of all required U.S. and Canadian banking and other regulatory approvals, including approval of the merger by the Board of Governors of the Federal Reserve System, the Canadian Minister of Finance and the Superintendent of Financial Institutions of Canada. Due to such requirements, the parties currently anticipate that consummation of the merger is expected to occur within four to six months.

          The Merger Agreement also contains customary representations and warranties of the Company and TD Bank as well as certain covenants of the Company relating to governance of the Company during the period from the execution of the Merger Agreement to the consummation of the merger.

          The Company's 6% Convertible Subordinated Notes Due 2003 (the "Notes") will remain outstanding following the merger unless converted by the holders of such Notes prior thereto in accordance with the provisions of the indenture governing the Notes.

          Lawrence M. Waterhouse, Jr., Chief Executive Officer of the Company, and certain members of his immediate family, have agreed to vote their shares of Company Common Stock, aggregating approximately 20% of the outstanding shares of Company Common Stock, in favor of the merger. TD Bank currently holds approximately 4.9% of the outstanding shares, which it intends to vote in favor of the merger.


Item 6.  Exhibits and Reports on Form 8-K

          Exhibit A - Computation  of Earnings Per Common and Common  Equivalent
                      Shares
          Exhibit B - Computation of Ratio of Earnings to Fixed Charges
          Exhibit C - Agreement and Plan of Merger,  dated as of April 9, 1996, by and among the The Toronto-Dominion Bank, TD/Oak, Inc. and the Company (including exhibits).

          On March 18, 1996, the Company filed Form 8-K, reporting an Other Event in item 5 as follows: The registrant issued a press release stating that the registrant and a third party have commenced preliminary discussions with a view to a possible business combination.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WATERHOUSE INVESTOR SERVICES, INC.

Date: April 10, 1996                   By:  /s/ LAWRENCE M. WATERHOUSE, JR.
                                            ____________________________________
                                            Lawrence M. Waterhouse, Jr.
                                            Chairman & Chief Executive Officer

Date: April 10, 1996                   By:  /s/ M. BERNARD SIEGEL
                                            ____________________________________
                                            M. Bernard Siegel
                                            Chief Financial Officer