Form 10-Q
period 1996-05-31
WATERHOUSE INVESTOR SERVICES INC
filed 1996-07-11
CIK 812712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 1996                Commission file number 0-15948


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

                                X   Yes       No
                               ---       ---

The number of shares outstanding of Common Stock (par value $.01 per share) as of May 31, 1996 was 11,501,207.

                       WATERHOUSE INVESTOR SERVICES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX


PART I - FINANCIAL INFORMATION                                                  PAGE
Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of
         May 31, 1996 and August 31, 1995                                          3

         Consolidated Statements of Income for the Three and Nine
         Months Ended May 31, 1996 and May 31, 1995                                4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended May 31, 1996 and May 31, 1995                                       5

         Notes to Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                        12

Item 2.  Changes in Securities                                                    12

Item 3.  Defaults upon Senior Securities                                          12

Item 4.  Submission of Matters to a Vote of Security Holders                      12

Item 5.  Other Information                                                        12

Item 6.  Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                        12

EXHIBIT 11 - Computation of Earnings Per Common and Common Equivalent Shares      13

EXHIBIT 12 - Computation of Ratio of Earnings to Fixed Charges                    14


                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            (Unaudited)
                                                               May 31,        August 31,
                                                                1996             1995
                                                           --------------    ------------
ASSETS:
  Cash and due from banks                                  $   22,816,004    $ 13,090,043
  Interest bearing deposits with other banks                         --        50,000,000
  Federal funds sold                                           60,400,000      54,100,000
  Investment securities                                       576,244,589     146,516,037
  Receivable from brokers and dealers                          13,380,317      10,576,815
  Receivable from customers, net                              529,897,310     368,974,021
  Deposits with clearing organizations                          4,459,212       4,384,568
  Furniture and equipment, net                                  9,447,329       6,716,497
  Other assets                                                 17,015,215      11,255,002
                                                           --------------    ------------
     Total assets                                          $1,233,659,976    $665,612,983
                                                           ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Broker loans and overdrafts                              $   89,512,966    $ 39,682,966
  Interest bearing deposits                                   600,079,466     231,046,433
  Deposits received for securities loaned                     187,724,045     107,683,494
  Payable to brokers and dealers                                7,487,663       4,625,829
  Payable to customers                                        171,308,097     135,975,485
  Dividends payable                                                  --         2,288,920
  6% convertible subordinated notes                            48,411,000      48,500,000
  Accounts payable, taxes payable, accrued expenses
   and other liabilities                                       38,518,543      29,095,811
                                                           --------------    ------------
    Total liabilities                                       1,143,041,780     598,898,938
                                                           --------------    ------------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
   authorized and 11,751,209 shares issued at May 31,
   1996 and 11,694,729 shares issued at August 31, 1995           117,512         116,947
  Additional paid-in capital                                   10,343,621       9,210,037
  Retained earnings                                            81,165,433      58,395,431
  Less:

  Treasury stock, 250,002 shares, at cost                      (1,008,370)     (1,008,370)
                                                           --------------    ------------

   Total stockholders' equity                                  90,618,196      66,714,045
                                                           --------------    ------------

   Total liabilities and stockholders' equity              $1,233,659,976    $665,612,983
                                                           ==============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended           Nine Months Ended
                                                                      May 31,      May 31,        May 31,       May 31,
                                                                       1996         1995           1996          1995
                                                                   -----------   -----------   ------------   -----------
INTEREST INCOME:
  Margin loans                                                     $ 9,046,376   $ 6,110,191   $ 25,653,769   $17,014,821
  Investment securities                                              7,502,301       702,880     17,468,373     1,279,610
  Other interest income                                                248,128       171,238        690,596       414,265
                                                                   -----------   -----------   ------------   -----------
    Total interest income                                           16,796,805     6,984,309     43,812,738    18,708,696
                                                                   -----------   -----------   ------------   -----------
INTEREST EXPENSE:
  Interest paid on interest bearing deposits                         5,933,024          --       13,994,611          --
  Interest paid on deposits received for securities loaned           2,239,066          --        5,857,857          --
  Broker loans and overdrafts                                          801,751     1,381,295      2,411,646     4,028,220
  6% convertible subordinated notes                                    726,935       727,500      2,181,814     2,182,500
  Other                                                                303,000       603,775        951,680     1,105,765
                                                                   -----------   -----------   ------------   -----------
    Total interest expense                                          10,003,776     2,712,570     25,397,608     7,316,485
                                                                   -----------   -----------   ------------   -----------
      Net interest income                                            6,793,029     4,271,739     18,415,130    11,392,211
                                                                   -----------   -----------   ------------   -----------
NONINTEREST INCOME:
  Commissions and clearing fees                                     48,041,863    26,790,754    121,619,719    69,299,070
  Mutual fund revenue                                                3,474,244     2,558,246      9,788,084     6,757,172
  Investment income                                                  2,257,607          --        3,551,687          --
  Other                                                                339,514       280,556        938,792     1,250,346
                                                                   -----------   -----------   ------------   -----------
    Total noninterest income                                        54,113,228    29,629,556    135,898,282    77,306,588
                                                                   -----------   -----------   ------------   -----------
    Net revenue                                                     60,906,257    33,901,295    154,313,412    88,698,799
                                                                   -----------   -----------   ------------   -----------
OPERATING EXPENSES:
  Employee compensation and benefits                                17,348,830    10,563,021     45,802,785    28,608,207
  Communications and data processing                                 9,137,257     4,810,340     23,213,060    13,265,821
  Professional fees                                                  3,274,598       814,951      5,027,668     2,316,566
  Equipment                                                          2,593,782       863,449      6,477,738     1,872,228
  Advertising and promotion                                          2,575,721     1,962,495      6,886,559     5,256,022
  Occupancy                                                          2,202,671     1,115,604      5,745,692     3,140,547
  Stationery and postage                                             1,953,583     1,708,350      5,273,656     3,578,203
  Floor brokerage, exchange and clearing fees                        1,391,364     1,148,568      3,800,312     3,242,130
  Depreciation and amortization                                        956,758       592,867      2,535,869     1,691,792
  Other                                                              2,450,694     1,512,022      6,851,663     3,648,555
                                                                   -----------   -----------   ------------   -----------

    Total operating expenses                                        43,885,258    25,091,667    111,615,002    66,620,071
                                                                   -----------   -----------   ------------   -----------

Income before income taxes                                          17,020,999     8,809,628     42,698,410    22,078,728

Income tax provision                                                 8,398,936     3,652,663     19,928,408     9,217,858
                                                                   -----------   -----------   ------------   -----------

Net income                                                         $ 8,622,063   $ 5,156,965   $ 22,770,002   $12,860,870
                                                                   ===========   ===========   ============   ===========

Primary earnings per share                                         $       .72   $       .45   $       1.93   $      1.12
Fully diluted earnings per share                                   $       .65   $       .41   $       1.72   $      1.04
Weighted average shares outstanding                                 11,900,779    11,488,240     11,802,336    11,467,650




   The accompanying notes are an integral part of these consolidated financial statements.

               WATERHOUSE INVESTOR SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine Months Ended
                                                                               May 31,         May 31,
                                                                                1996            1995
                                                                           --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   22,770,002    $ 12,860,870
  Non cash items included in net income:
  Depreciation                                                                  2,428,490       1,691,792
  Debt issuance cost                                                              107,379         105,354
  Increase in allowance for doubtful accounts                                     412,221          66,129
(Increases) decreases in operating assets:
  Receivable from brokers and dealers                                          (2,803,502)      3,397,203
  Receivable from customers                                                  (161,335,510)    (18,906,715)
  Deposits with clearing organizations                                            (74,644)       (205,087)
  Other assets                                                                 (5,867,592)     (1,314,937)
Increases (decreases) in operating liabilities:
  Broker loans and overdrafts                                                  49,830,000      (2,917,842)
  Interest bearing deposits                                                   369,033,033      49,058,230
  Deposits received for securities loaned                                      80,040,551        (137,243)
  Payable to brokers and dealers                                                2,861,834         812,504
  Payable to customers                                                         35,332,612      21,331,673
  Accounts payable, taxes payable
   accrued expenses and other liabilities                                       7,133,810       6,455,441
                                                                           --------------    ------------

CASH PROVIDED BY OPERATING ACTIVITIES                                         399,868,684      72,297,372
                                                                           --------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Interest bearing deposits with other banks                                   50,000,000     (17,000,000)
  Federal funds sold                                                           (6,300,000)    (24,400,000)
  Investment securities purchased                                          (1,067,603,636)    (40,272,604)
  Proceeds from maturities of investment securities                           637,875,084      20,458,619
  Notes receivable redeemed\issued                                              5,000,000      (5,000,000)
  Purchase of furniture and equipment                                          (5,159,322)       (792,572)
  Investment in non-voting security                                            (5,000,000)           --
                                                                           --------------    ------------

CASH (USED IN) INVESTING ACTIVITIES                                          (391,187,874)    (67,006,557)
                                                                           --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                     --        (1,830,736)
  Exercise of stock options and warrants                                        1,045,151            --
                                                                           --------------    ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 1,045,151      (1,830,736)
                                                                           --------------    ------------

INCREASE IN CASH AND DUE FROM BANKS                                             9,725,961       3,460,079

CASH AND DUE FROM BANKS, beginning of period                                   13,090,043       7,728,832
                                                                           --------------    ------------

CASH AND DUE FROM BANKS, end of period                                     $   22,816,004    $ 11,188,911
                                                                           ==============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                   $   23,806,218    $  5,585,758
                                                                           ==============    ============
  Cash paid for income taxes                                               $   20,661,901    $  7,227,797
                                                                           ==============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Additional common stock of 3,800 shares was issued upon the conversion of $89,000 of long-term debt

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

      At May 31, 1996, the Broker had net capital of $53,877,370, which was 10% of aggregate debit items and $42,638,146 in excess of required net capital. Further, the amounts in excess of 4% and 5% of aggregate debit items were $31,398,922, and $25,779,309, respectively.

      As a bank holding company, the Company closely monitors its capital levels and the capital levels of the Bank to provide for normal business needs and to comply with regulatory requirements. At May 31, 1996 the Bank met all of the applicable regulatory requirements to be deemed "Well Capitalized".

3. INVESTMENT SECURITIES

      The investment securities are held by the Bank and carried at amortized cost since the Bank has the intent and the ability to hold these instruments to maturity. The maturity of these instruments range from June 3, 1996 to June 26, 2000 with all but $45,000 maturing within one year. The following is a comparison of the carrying amount and approximate market values:

                                                  May 31, 1996                      August 31, 1995
                                          ----------------------------        ---------------------------
                                            Carrying      Approximate           Carrying     Approximate
                                             Amount       Market Value           Amount      Market Value
                                          ------------    ------------        ------------   ------------
U.S. Government and Agency Securities     $574,654,589    $574,405,565        $144,706,037   $144,692,000
Other Securities                             1,590,000       1,590,000           1,810,000      1,810,000
                                          ------------    ------------        ------------   ------------
Total                                     $576,244,589    $575,995,565        $146,516,037   $146,502,000
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

The Company has organized an investment advisory subsidiary, Waterhouse Asset Management, Inc., which is registered under the Investment Advisors Act of 1940. The advisory firm, which is a wholly-owned subsidiary of the Bank, is principally engaged in providing investment management and administrative services to the Waterhouse Investors Cash Management Fund, a money market fund, and other Waterhouse mutual funds that may be established in the future.

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

The Company's largest expense category is employee compensation. The Company does not employ commissioned sales representatives, therefore, these expenses do not vary directly with changes in the Company's trade processing activity or commission revenues. Increases in the Company's profitability reflect, in part, greater productivity by the Company's employees, as total revenues continued to grow more rapidly than the Company's employment requirements.

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

The following table sets forth selected consolidated financial data as percentages of net revenue and the percentage increase in each item over the amount for the previous period:


                                                Percentage to net revenue        Period to period change
                                             -------------------------------     -----------------------
                                                                                      Third Quarter
                                                                                     Fiscal Year 1996
                                             Third Quarter     Third Quarter           compared to
                                              Fiscal Year       Fiscal Year           Third Quarter
                                                 1996              1995             Fiscal Year 1995
                                             -------------     -------------        ----------------
INTEREST INCOME:
Total interest income                            27.6%             20.6%                 140.5%
Total interest expense                           16.4%              8.0%                 268.8%
                                                -----             -----
Net interest income                              11.2%             12.6%                  59.0%
                                                -----             -----

NONINTEREST INCOME:
Commissions and clearing fees                    78.9%             79.0%                  79.3%
Mutual fund revenue                               5.7%              7.5%                  35.8%
Investment income                                 3.7%                --                     --
Other                                             0.5%              0.9%                  21.0%
                                                -----             -----
Total noninterest income                         88.8%             87.4%                  82.6%
                                                -----             -----
NET REVENUE                                     100.0%            100.0%                  79.7%
                                                -----             -----

OPERATING EXPENSES:
Employee compensation and benefits               28.5%             31.2%                  64.2%
Communications and data processing               15.0%             14.2%                  90.0%
Professional fees                                 5.4%              2.4%                 301.8%
Equipment                                         4.3%              2.5%                 200.4%
Advertising and promotion                         4.2%              5.8%                  31.2%
Occupancy                                         3.6%              3.3%                  97.4%
Stationery and postage                            3.2%              5.0%                  14.4%
Floor brokerage, exchange and clearing fees       2.3%              3.4%                  21.1%
All other expenses                                5.5%              6.2%                  61.9%
                                                -----             -----
Total operating expenses                         72.0%             74.0%                  74.9%
                                                -----             -----

Income before income taxes                       28.0%             26.0%                  93.2%

Income tax provision                             13.8%             10.8%                 129.9%
                                                -----             -----

NET INCOME                                       14.2%             15.2%                  67.2%
                                                =====             =====


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

NONINTEREST INCOME. Commissions and clearing fees earned by Waterhouse Securities comprise the substantial majority of these revenues. The commissions earned by Waterhouse Securities are directly affected by the number of trades executed and cleared, as well as the average commission rate per trade. Included in commissions and clearing fees are fees for directing order execution. During 1995, the SEC imposed new disclosure requirements with regard to receipt of commissions for directing order execution which the Company is in conformity with. Management believes that such changes have not had an adverse effect on the Company's revenues. Mutual fund revenue comprises transaction fees and commissions on mutual fund and money market transfers. Investment income is from a passive non-voting investment in Roundtable Partners, L.L.C.

OPERATING EXPENSES. Employee compensation and benefits, which includes salaries, bonuses, Employee Stock Option Plan ("ESOP") contributions and other related benefits and taxes, are the Company's largest expense. Employee compensation expense is directly impacted by the number of employees, and partially impacted by the profits of the Company, as the bonuses and ESOP contributions are dependent upon the level of income before income taxes. The communications and data processing category is primarily composed of variable charges related to executing and clearing customer securities transactions, telephone, computer service and quotation charges. Included in other expenses are maintenance, depreciation and amortization, insurance, and other miscellaneous expenses.

REVENUE

NET INTEREST INCOME. Net interest income increased for the first nine months of fiscal year 1996 by 62% from that of the prior year's first nine months, and increased 59% for the third quarter of fiscal year 1996 from the third quarter of fiscal year 1995. These increases are primarily a result of an increase in average customer margin loans and a lower cost of funds.

COMMISSIONS AND CLEARING FEES. Commissions and clearing fees for the first nine months of fiscal year 1996, which amounted to 79% of net revenue, grew to a record $121.6 million, which represented a 75% increase over commissions and clearing fees of $69.3 million for the first nine months of fiscal year 1995. Commissions and clearing fees for the third quarter of fiscal 1996 increased by 79% from the third quarter of fiscal 1995. This trend was a continuation of the growth in commissions and clearing fees experienced during fiscal 1995.

MUTUAL FUND REVENUES. Mutual fund revenues increased 45% for the first nine months of fiscal year 1996 and 36% for the third quarter over the prior year periods, primarily due to a corresponding increase in volume in mutual fund transactions.

INVESTMENT INCOME. Investment income amounted to 4% of net revenue for the third quarter and 2% of net revenue for the first nine months of fiscal 1996.

OTHER NONINTEREST INCOME. Other noninterest income decreased 25% for the first nine months of fiscal 1996 and increased 21% for the third quarter of fiscal 1996 over the first nine months and third quarter, respectively, of fiscal 1995.

Operating Expenses

EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation increased 60% for the first nine months of fiscal 1996 over the first nine months of fiscal 1995, and 64% for the third quarter of fiscal 1996 over the third quarter of fiscal 1995, primarily as a result of an increase in the number of employees from 815 as of May 31, 1995 to 1,362 as of May 31, 1996. These increases were necessary to support the rapid branch expansion from 68 as of May 31, 1995 to 80 as of May 31, 1996 as well as increased activity from the customer base of the existing branches. As a percentage of net revenue, employee compensation has remained relatively constant, 30% for the first nine months of fiscal 1996 and 32% for the first nine months of fiscal 1995.

COMMUNICATIONS AND DATA PROCESSING. Communications and data processing increased 75% for the first nine months of fiscal 1996, and 90% for the third quarter of fiscal 1996 over the first nine months and third quarter of fiscal 1995, primarily due to the corresponding increase in the volume of transactions processed by the Company, and to a lesser extent, the related increases in the number of branch offices.

PROFESSIONAL FEES. Professional fees increased 117% for the first nine months of fiscal 1996, over the prior year's period and 302% for the third quarter of fiscal 1996 over the third quarter of fiscal 1995. These increases are primarily due to consulting costs associated with the development of our electronic trading system and a charge of $2.1 million for merger related costs, including investment banking, legal and other professional costs.

ADVERTISING AND PROMOTION. Advertising and promotion increased 31% for both the first nine months of fiscal 1996, over the prior year's period, and for the third quarter of fiscal 1996 over the third quarter of fiscal 1995. During the first nine months of fiscal 1996, Waterhouse Securities increased its advertising campaign with larger and more frequent advertising in national publications, such as The Wall Street Journal, Barron's and Investors Business Daily. The Company also produced new T.V. commercials during this period.

EQUIPMENT. Equipment expense increased 246% for the first nine months of fiscal 1996, and 200% for the third quarter over the same periods in the prior fiscal year. These increases are attributable to the rapid expansion of the branch office network and increased technology acquired by the Company.

OCCUPANCY. Occupancy expense increased 83% for the first nine months of fiscal 1996, and 97% for the third quarter over the same periods in the prior fiscal year. These increases were primarily attributable to an increase in rental expense due to the expansion of the Company's branch office network and an increase in space required for the corporate headquarters during fiscal year 1996.

STATIONERY AND POSTAGE. Stationery and postage increased 47% for the first nine months of fiscal 1996, over the prior year's period, and 14% for the third quarter of fiscal 1996 over the third quarter of fiscal 1995. These increases are attributable to the large increase in trade volume and various new products offered.

FLOOR BROKERAGE, EXCHANGE AND CLEARING FEES. Floor brokerage, exchange and clearing fees increased 17% for the first nine months of fiscal 1996, over the prior fiscal year period, and 21% for the third quarter of 1996 over the third quarter of fiscal 1995. This expense is directly affected by the increase in the trade volume.

OTHER EXPENSES. Other expenses amounted to $9 million and $3.4 million for the first nine months and the third quarter, respectively, increases of 76% and 62%, over the same periods in the prior fiscal year. These increases are attributable to miscellaneous costs associated with the general expansion of the Company's business.

FINANCIAL CONDITION

As of May 31, 1996, the Company's financial position remained strong with 97% of total assets consisting of cash and due from banks, federal funds sold, investment securities and receivables from broker-dealers and customers. Customer receivables of $530 million at May 31, 1996 are almost entirely secured by readily marketable securities, some of which are used to collateralize bank loans of $87.5 million and deposits received for securities loaned of $188 million. The Company's other assets consist principally of office and operating equipment, as well as an investment in a non-voting security.

Stockholders' equity as of May 31, 1996 was over $90 million, an increase of $23.9 million since August 31, 1995. Such increase was primarily due to earnings during the first nine months of fiscal 1996.

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

Waterhouse Securities is subject to rules adopted by the SEC, the NASD, the NYSE, other exchanges of which it is a member and various state securities law administrators which are designed to measure the general financial integrity and liquidity of broker-dealers by determining the amount of their net capital. Waterhouse Securities may not pay dividends, distribute capital, prepay subordinated indebtedness or redeem or repurchase shares of its capital stock if, thereafter, it would be in violation of any such rules. Waterhouse Securities has at all times maintained net capital in excess of the minimum amount of net capital required to be maintained by such rules, and as of May 31, 1996, had net capital in excess of the minimum amount of the required net capital.

The Company had available formal and informal lines of credit of approximately $255 million (of which $87.5 million was utilized) at May 31, 1996, which require collateralization upon utilization. These lines of credit, interest-bearing deposits, payable to customers, deposits received for securities loaned and the convertible subordinated notes are the primary sources of liquidity for the Company. Management believes that these primary sources of liquidity, along with the equity of the Company, are sufficient to meet the working capital needs of its subsidiaries including expansion of the securities, clearing and banking operations.

EFFECTS OF INFLATION

For the nine month period ended May 31, 1996 there was no material effect on the Company due to inflation.

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

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 11 - Computation of Earnings Per Common and Common Equivalent
                     Shares

        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges


        On March 18, 1996, the Company filed a Form 8-K, reporting an Other Event in item 5 as follows: The registrant issued a press release stating that the registrant and a third party have commenced preliminary discussions with a view to a possible business combination.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WATERHOUSE INVESTOR SERVICES, INC.


Date:  July 9, 1996                  By: /s/ Lawrence M. Waterhouse, Jr.
                                         ---------------------------------
                                         Lawrence M. Waterhouse, Jr.
                                         Chairman & Chief Executive Office


Date:  July 9, 1996                  By: /s/ M. Bernard Siegel
                                         ----------------------------------
                                         M. Bernard Siegel
                                         Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit 11 - Computation of Earnings Per Common and Common Equivalent Shares

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 - Financial Data Schedule